Form 10KSB
period 1997-03-31
INTER VENTURE
filed 1998-03-03
CIK 754499

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended March 31, 1997
                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  2-93477-D
                                      ---------
                   DIGITAL POWER HOLDING COMPANY
          ----------------------------------------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                         87-0410127
  -------------------------------              -------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     9005 Cobble Canyon Lane
                        Sandy, Utah  84093
             ---------------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

                          Inter-Venture
                       1057 East 900 South
                    Salt Lake City, Utah 84105
  ------------------------------------------------------------
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:      None.

Securities Registered under Section 12(g) of the Exchange Act:      None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  March 31, 1997-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 1997 - $2,052. There are approximately 205,262 shares of common voting stock of the Registrant held by non-affiliates. There has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.01.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            January 31, 1998

                                1,076,134

               DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


     Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

          Corporate Description.
          ---------------------

          Digital Power Holding Company (the "Company") was organized under the laws of the State of Nevada on February 24, 1984, under the name "Inter-Venture." The Company was formed for the purposes of engaging in the business of making investments in any enterprise.

          The Company's initial authorized capital consisted of 100,000,000 shares of $0.001 par value common voting stock. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated herein by reference. See Item 13 of this Report.

          On June 6, 1989, the Company filed Restated and Amended Articles of Incorporation whereby the Company's name was changed to "Digital Power Holding Company" and the authorized capital was increased to 27,000,000 shares, consisting of 2,000,000 shares of preferred and 25,000,000 shares of common stock, each with a par value of $0.01. All Articles except Article X were amended. A copy of the Restated and Amended Articles of Incorporation is attached hereto and is incorporated herein by reference. See Item 13 of this Report.

          Pursuant to the Company's Bylaws, on January 16, 1996, Claude Adkins, the Company's President and sole director, appointed David C. Merrell to fill a vacancy on the Board of Directors in contemplation of reviving the Company. Mr. Adkins resigned immediately thereafter. Simultaneously, Mr. Merrell designated Charles Johnson to serve as a director of the Company until the next annual meeting of stockholders and until his successor is elected and qualified or until his prior resignation or termination. Immediately thereafter, the Board of Directors unanimously consented without a meeting and pursuant to the applicable provisions of the Nevada Revised Statutes to elect the following persons to serve in the capacities indicated: David C. Merrell, President; and Charles Johnson, Secretary/Treasurer.

          Pursuant to resolutions adopted by the Board of Directors on April 16, 1996, and effective November 4, 1996, the Company approved a one for 100 reverse split of its 20,521,766 outstanding shares of common stock while retaining the authorized shares at 27,000,000 and the par value at $0.01 per share, with appropriate adjustments to the stated capital and capital surplus accounts of the Company. A copy of the Certificate respecting this reverse split is attached hereto and is incorporated herein by reference. All references to outstanding shares hereinbelow reflect this reverse split. See
Item 13 of this Report.

          Material Transactions.
          ---------------------

          Effective January 10, 1986, pursuant to an Acquisition Agreement dated December 31, 1985, the Company acquired B & I Engineering, a California general partnership ("B & I") engaged in electronic research and development, whose sole general partners were Glen Baylor and Victor Ivashin. An 8-K Current Report dated January 10, 1986, regarding this acquisition, was filed with the Securities and Exchange Commission on or about January 24, 1986, and is incorporated herein by this reference. See Item 13 of this Report.

          On May 20, 1987, the Company issued 168,000 shares of common stock to acquire all of the outstanding stock of Lu Technology, Inc. ("Lu"). Lu was suspended on May 1, 1989.

          The business operations of both of these entities proved unsuccessful, and the Company ceased all material business operations in December 1989.

          Public Offering and Recent Stock Sales.
          --------------------------------------

          The Company publicly offered and sold 2,500,000
shares of its common stock at a price of $0.10 per share, pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission on or about October 3, 1984, and which became effective on January 11, 1985. By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its Prospectus dated January 11, 1985, are incorporated herein. See Item 13 of this Report.

          On March 21, 1996, the Board of Directors resolved to issue 180,000 "unregistered" and "restricted" shares of common stock for services rendered.

Business.
--------

          Since December 1989, and other than maintaining and restoring the Company's good standing status in the State of Nevada, the Company's only material business operations since that time have been seeking prospective businesses or assets to acquire.

          The Company intends to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a "shell" and will be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the stockholders of the Company.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

          Because the Company has extremely limited assets, management anticipates that any finder's fees would be paid in the form of common stock of the Company, rather than cash. This would have the effect of further diluting the shares of current stockholders. In the event that funds become available from a company that is a candidate for a merger or acquisition transaction, such fees may be paid in cash. Whether paid in the form of common stock or cash, and whether paid to members of management, beneficial owners or their affiliates, or unaffiliated third parties, the amount of such finder's fees will not exceed the amount that the Company would pay to an unaffiliated third party in an arm's length transaction.

          Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

          None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Risk Factors.
------------

          In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

          Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since December 1989. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

          Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, and because the operations of Graffiti are extremely limited, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

          Unspecified Industry and Acquired Business; Unascertainable
Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

          Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

          Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

          Voting Control. Due to their ownership of a majority of the Company's outstanding common stock (approximately 81% of the outstanding voting securities of the Company are owned by Chiricahua Company, Melinda Johnson, and Charles Johnson, "Majority Stockholders"), these
Majority Stockholders have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

          No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5 of this Report.

          Conflicts of Interest; Related Party Transactions. The Majority Stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to or in connection with any proposed merger or acquisition transaction, which may present a conflict of interest. The Company's other stockholders may not be afforded an opportunity to approve or consent to any particular stock buy out transaction.

          Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          There was an "established public market" for the Company's common stock in December 1985 through December 1986 on the "Over-the-counter market" with quotes listed in the National Quotation Sheets. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

          There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

          Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.
--------------------------------

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, which are provided at no cost. See Item 1 of this Report.

Item 3.  Legal Proceedings.
--------------------------

          The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

          Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or during the previous two fiscal years; further, since the cessation of business operations in December 1989, no matter has been submitted to a vote of the Company's security holders.





                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

          There has been no "public market" for shares of its common stock. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market.

Holders
-------

          The number of record holders of the Company's common stock as of the fiscal years ended March 31, 1997 was approximately 248; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of February 19, 1998, there were approximately 248 stockholders.

Dividends
---------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation
-----------------

          The Company has not engaged in any material business operations since December 1989. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada. The Company has no material tangible property or assets.

          The Company intends to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

          The Company's only foreseeable cash requirements during the next
12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
---------------------

          The Company discontinued its active operations in December 1989, and has had no revenues since. On January 1, 1996, it recommenced its developmental stage, and incurred a net loss from discontinued operations in the amount of ($10,372), for the fiscal year ended March 31, 1997; losses of ($180,000) were incurred for fiscal 1996, resulting from the issuance of 180,000 shares for services rendered at $1 per share.

Liquidity
---------

          $1,664 was contributed to capital by David C. Merrell. The Company's President and a director, for miscellaneous expenses.

Item 7.  Financial Statements.
------------------------------

For the periods ended March 31, 1997 and 1996

          Independent Auditors' Report

          Balance Sheets for March 31, 1997

          Statements of Operations for the years ending
          March 31, 1997 and 1996; and From Inception through March 31, 1997

          Statements of Stockholders' Equity (Deficit)
          From Inception through March 31, 1997

          Statements of Cash Flows for the years ended
          March 31, 1997 and 1996; and From Inception through
          March 31, 1997

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period.



                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company since 1988, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation
   ----              ---------           -----------        --------------

Claude Adkins       Director                1988               1/16/96
                    President               1988               1/16/96

Robert L. Batty     Director                1988               1/16/96
                    Sec/Treas               1988               1/16/96

Charles Johnson     Directors              1/16/96                *
                    Sec/Treas              1/16/96                *

David C. Merrell    Director               1/16/96                *
                    President              1/16/96                *

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held 120 days following the end of each fiscal year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

          David C. Merrell, Director and President. Mr. Merrell is 39 years of age. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

          Charles Johnson, Director and Secretary/Treasurer. Mr. Johnson is 44 years of age; he graduated from Cyprus High School in Salt Lake City, Utah in 1972. He has worked for Kennecott Copper Corporation since 1972 and has been a material handling operations supervisor since June, 1997. He attended Salt Lake Community College from 1986 to 1987.

Family Relationships
--------------------

          None.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii) Engaging in any type of business practice; or

               (iii)Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                      SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation                   Awards       Payouts
  (a)           (b)      (c)     (d)      (e)        (f)          (g) (h)
(i)

Name and     Years or                       Other
 All
principal    periods                        annual    Restricted Option/  LTIP
 other
position     ended 1997     $        $      compen-   stock      SAR's
payouts compen-
             1996           Salary Bonus    sation    awards$    #       $
 sation$
------------------------------------------------------------------------------
Claude Adkins   March 31,   0        0        0         (1)         0      0
   0
Former                      0        0        0          0          0      0
   0
President
Director

Robert L. Batty  March 31,  0        0        0         0           0      0
   0
Former                      0        0        0         0           0      0
   0
Sec/Tres
Director

Charles Johnson  March 31,  0        0        0         (1)         0      0
   0
Sec/Tres                    0        0        0          0          0      0
   0
Director

Dave Merrell     March 31,  0        0        0         (2)         0      0
   0
President                   0        0        0          0          0      0
   0
Director

          (1) On January 16, 1996, the Company issued 55,000 "unregistered" and "restricted" shares of common stock to directors and executive officers in consideration of services rendered. 50,000 shares were issued to Charles Johnson and 5,000 shares where issued to Claude Adkins.

          (2) On April 8, 1996, the Company issued 410,436 post-split (actual Certificate reporting reverse split was not filed until November 4,
1996)"unregistered" and "restricted" shares of common stock to Chiricahua Company which is wholly owned by David C. Merrell in consideration of services rendered.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 1997 or 1996, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of March 31, 1996 and 1997, and the date hereof:

                                         Number and Percentage
                                   of Shares Beneficially Owned


Name and Address         3/31/96         3/31/97            Current
----------------         -------         -------            -------
David C. Merrell           -0-          410,436*  - 38%      410,436 - 38%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Melinda Johnson            -0-          410,436   - 38%      410,436 - 38%
8989 Scofield Circle
Sandy, Utah 84093

TOTALS                     -0-          820,872   - 76%      820,872 - 76%

          *David C. Merrell is the owner of Chiricahua Company which is the registered owner of the above securities.

Security Ownership of Management.
--------------------------------

          The following table sets forth the shareholdings of the Company's directors and executive officers as of March 31, 1996 and 1997, and to the date hereof:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address           3/31/96      3/31/97        Current
----------------           -------      -------        -------

David C. Merrell                        410,436* - 38%     410,436 - 38%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Charles Johnson          50,000 - 4.6%   50,000  -  4.6%    50,000 -  4.6%
3255 South 8820 West
Magna, Utah 84044

TOTALS                   50,000 - 4.6%  460,436  - 42.6%   460,436 - 42.6%

          *David C. Merrell is the owner of Chiricahua Company which is the registered owner of the above securities.

          As of February 19, 1998, the Company's directors and executive officers as a group (3) beneficially owned a total of 460,436 shares of the Company's common stock, or approximately 42.6% of the outstanding voting securities of the Company.

Changes in Control
------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated under the heading "Business Development" of
Item 1 hereof and in Item 10 of this Report, there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

None.
                                             Exhibit
Exhibits*                                    Number
---------                                     -------

          (i)

Initial Articles of Incorporation                 3.1

Restated and Amended Articles of Incorporation    3.2
respecting name change and amendment of all Articles except Article X

Certificate of Amendment                          3.3
respecting 100 for 1 reverse

Financial Data Schedule                          27

          (ii)                   Where Incorporated          Page
                                   In This Report            Number
                                 ------------------          ------

Registration Statement on Form S-18     Part I              **

Prospectus dated January 11, 1985       Part I              **

Current Report on Form 8-K filed on     Part I              **
January 10, 1986

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIGITAL POWER HOLDING COMPANY


Date: 2/23/98                 By/s/David C. Merrell, President and Director


Date: 2/23/98                 By/s/Charles Johnson, Secretary/Treasurer and
                              Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              DIGITAL POWER HOLDING COMPANY


Date: 2/23/98                 By/s/David C. Merrell, President and Director


Date: 2/23/98                 By/s/Charles Johnson, Secretary/Treasurer and
                              Director

                   INDEPENDENT AUDITORS' REPORT

The Board of Directors
Digital Power Holding Company
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Digital Power Holding Company, (a development stage company) as of March 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996 and from inception on February 24, 1984 through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Holding Company (a development stage company) as of March 31, 1997 and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 and from inception on February 24, 1984 through March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no operating capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
Jones, Jensen & Company
May 14, 1997

                  DIGITAL POWER HOLDING COMPANY
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                     March 31, 1997 and 1996

                  DIGITAL POWER HOLDING COMPANY
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS
                                                    March 31,
                                                      1997
CURRENT ASSETS

 Cash                                              $    -

    Total Current Assets                                -







     TOTAL ASSETS                                  $    -

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                  $    -

    Total Current Liabilities                           -

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares
   authorized of $0.01 par value,
   no shares issued and outstanding
  Common stock, 25,000,000 shares
   authorized of $0.01 par value,
   1,076,134 shares issued and outstanding           10,761
  Additional paid-in capital                      1,241,767
  Deficit accumulated during the development
   stage                                         (1,252,528)

    Total Stockholders' Equity                          -

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    -

                  DIGITAL POWER HOLDING COMPANY
                  (A Development Stage Company)
                     Statements of Operations
                                                                   From
                                                              Inception on
                                                              February 24,
                                                               1984 Through
                             For the Years Ended March 31,       March 31,
                                1997              1996             1997
REVENUES                     $     -            $      -        $      -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 3)            10,372             180,000       1,252,528

TOTAL EXPENSES                  10,372             180,000       1,252,528

NET INCOME (LOSS)            $ (10,372)         $ (180,000)   $(1,252,528)

NET LOSS PER SHARE
OF COMMON STOCK              $   (0.00)          $   (0.00)

                  DIGITAL POWER HOLDING COMPANY
                  (A Development Stage Company)
               Statements of Stockholders' Equity
                                                                   Deficit
                                                                 Accumulated
                                                     Additional  During the
                                 Common Stock         Paid-in    Development
                            Shares        Amounts      Capital       Stage

At inception on
 February 24, 1984              -        $     -     $      -     $      -

Common stock issued
 for cash at approximately
 $82.77 per share            11,358           114       939,978          -

Common stock issued for
 services at approximately
 $6.78 per share             13,692           137        92,667          -

Common stock issued for
 acquisition subsidiary at
 $50.00 per share               168             1         8,399          -

Contributed capital             -             -          20,860          -

Net loss from inception
 February 24, 1984 to
 March 31, 1995                 -             -             -      (1,062,156)

Balance, March 31, 1995      25,218            252     1,061,904   (1,062,156)

Common stock issued
 for services at $1.00
 per share                  180,000          1,800        178,200          -

Net loss for the year ended
 March 31,1996                  -              -              -      (180,000)

Balance, March 31, 1996     205,218           2,052      1,240,104 (1,242,156)

Common stock issued for
 services at $0.01 per
 share                      870,872           8,708             -          -

Contributed capital             -               -             1,664        -

Adjustment on reverse split      44               1              (1)       -

Net loss for the year ended
 March 31, 1997                 -                -              -     (10,372)

Balance, March 31, 1997   1,076,134       $   10,761    $1,241,767$(1,252,528)

                  DIGITAL POWER HOLDING COMPANY
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                                       From
                                                                  Inception on
                                                                  February 24,
                                             For the Years Ended  1996 Through
                                                 March 31,          March 31,
                                             1997           1996       1997
CASH FLOWS FROM  OPERATING
 ACTIVITIES

  Net loss                                  $ (10,372) $(180,000) $(1,252,528)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
  Stock issued for acquisition subsidiary
   assets                                         -           -          8,400
  Contributed capital for expenses              1,664         -         22,524
  Stock issued for services                     8,708     180,000      281,512

     Net Cash Used by Operating
      Activities                                  -           -      (940,092)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                        -           -           -


CASH FLOWS FROM FINANCING
 ACTIVITIES

  Issuance of common stock for cash                -           -       940,092

     Net Cash Provided by Financing
      Activities                                   -           -       940,092

NET INCREASE (DECREASE) IN CASH                    -           -           -

CASH AT BEGINNING OF PERIOD                        -           -           -

CASH AT END OF PERIOD                        $     -     $     -     $     -

  Interest                                   $     -     $     -     $     -
  Income taxes                               $     -     $     -     $     -

NON CASH FINANCING ACTIVITIES

  Contributed capital for expenses           $   1,664   $     -     $  22,524
  Common stock issued for services           $   8,708   $ 180,000   $ 281,512
  Common stock issued for acquisition
   of subsidiary                             $     -     $     -     $   8,400

                  DIGITAL POWER HOLDING COMPANY
                  (A Development Stage Company)
                Notes to the Financial Statements
                      March 31, 1997 and 1996


NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

    a. Organization

    The Company was incorporated in the State of Nevada on February 24, 1984 and was organized to engage in the acquisition of assets and properties which management believes have good business potential. On May 20, 1987, the Company issued 168,000 shares of common stock to acquire all of the outstanding stock of Lu Technology, Inc. Lu Technology, Inc. was suspended on May 1, 1989. In June 6, 1989, the Company changed its name to Digital Power Holding Company. Presently, the Company does not engage in any business operations. The Company has selected March 31, year end.

    b. Accounting Method

    The Company's financial statements are prepared using the accrual method of accounting.

    c. Cash and Cash Equivalents

    Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

    d. Loss Per Share

    The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

    e. Provision For Taxes

    At March 31, 1997, the Company had net operating loss carryforwards of approximately $190,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

    f. Additional Accounting Policies

    Additional accounting policies will be established once planned principal operations commence.

    g. Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -   GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to be acquired by an existing, operating company. Until an acquisition or merger occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 3 -   DISCONTINUED OPERATIONS

    The Company discontinued its operation in 1990. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 4 -   STOCK TRANSACTIONS

    During February, 1996, the Company has issued 180,000 shares of common stock for services valued at $180,000. The Company approved a 100 for 1 reverse stock split on April 12, 1996 and issued 870,872 shares of post split common stock later on for services rendered valued at $8,708. The reverse stock split has been applied to the Company's financial statements on a retroactive basis.