Form 10QSB
period 1997-06-30
INTER VENTURE
filed 1998-03-03
CIK 754499

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997
                           -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 2-93477-D
                                            ----------

                         DIGITAL POWER HOLDING COMPANY
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            87-0410127
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            9005 Cobble Canyon Lane
                              Sandy, Utah 84093
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555


                              Inter-Venture
                           1057 East 900 South
                        Salt Lake City, Utah 84105
                        --------------------------
       (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               January 31, 1998

                          Common - 1,076,134 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company.

                       DIGITAL POWER HOLDING COMPANY
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS
                                           June 30,       March 31,
                                             1997          1997
                                           (Unaudited)
CURRENT ASSETS

  Cash                                     $    -       $     -

     TOTAL ASSETS                          $    -       $     -

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                         $    -       $     -

     Total Current Liabilities                  -             -

STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value,
   2,000,000 shares authorized, no
   shares issued and outstanding               -              -
  Common stock, $0.01 par value,
   25,000,000 shares authorized,
   1,076,134 and 1,076,134 shares
   issued and outstanding, respectively     10,761         10,761
  Additional paid-in capital             1,242,860      1,241,767
  Deficit accumulated during the
   development stage                    (1,253,621)    (1,252,528)

     Total Stockholders' Equity                -              -

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                            $     -      $       -

                       DIGITAL POWER HOLDING COMPANY
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                                     From
                                                                 Inception on
                                                                 February 24,
                                        For the Three Months     1984 Through
                                           Ended June 30,           June 30,
                                        1997            1996          1997
REVENUE                                 $    -         $   -     $    -

LOSS ON DISCONTINUED OPERATIONS           (1,093)       (8,208)   (1,253,621)

NET LOSS                               $  (1,093)      $(8,208)  $(1,253,621)

LOSS PER SHARE                         $   (0.00)      $ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           1,076,134     1,026,134

                        DIGITAL POWER HOLDING COMPANY
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
                                (Unaudited)
                                                                     Deficit
                                                                   Accumulated
                                                      Additional   During the
                                  Common Stock         Paid-in     Development
                                 Shares     Amounts    Capital        Stage
At inception on February 24, 1984   -       $   -       $   -      $    -

Common stock issued for cash at
 approximately $82.77 per share  11,358         114     939,978         -

Common stock issued for services
 at approximately $6.78 per
 share                           13,692         137      92,667         -

Common stock issued for
 acquisition subsidiary at
 $50.00 per share                   168           1       8,399         -

Contributed capital                 -           -        20,860         -

Net loss from inception February 24,
 1984 to March 31, 1995             -           -           -    (1,062,156)

Balance, March 31, 1995          25,218         252   1,061,904  (1,062,156)

Common stock issued for services
 at $1.00 per share             180,000       1,800     178,200         -

Net loss for the year ended
 March 31,1996                      -           -           -      (180,000)

Balance, March 31, 1996         205,218    $  2,052  $1,240,104 $(1,242,156)

Common stock issued for services
 at $0.01 per share             870,872       8,708         -           -

Contributed capital                 -           -         1,664         -

Adjustment on reverse split          44           1          (1)        -

Net loss for the year ended
 March 31, 1997                     -           -           -       (10,372)

Balance, March 31, 1997       1,076,134      10,761   1,241,767  (1,252,528)

Contributed capital                 -           -         1,093         -

Net loss for the three months
 ended June 30, 1997                -           -           -        (1,093)

Balance, June 30, 1997        1,076,134    $ 10,761  $1,242,860 $(1,253,621)







                        DIGITAL POWER HOLDING COMPANY
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)
                                                                      From
                                                                  Inception on
                                                                  February 24,
                                          For the Three Months    1984 Through
                                            Ended June 30,           June 30,
                                            1997           1996        1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss from discontinued operations    $  (1,093)  $  (8,208) $(1,253,621)
  Adjustments to reconcile net loss to net
   cash used by operating activities
  Stock issued for acquisition of
   subsidiary assets                             -           -         8,400
  Contributed capital for expenses             1,093         -        23,617
  Stock issued for services                      -         8,208     281,512

     Net Cash Used by Operating Activities       -           -      (940,092)

CASH FLOWS FROM INVESTING ACTIVITIES             -           -           -

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock             -           -       940,092

     Net Cash Provided (Used) by Financing
       Activities                                -           -       940,092

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     -           -           -

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                       -           -           -

CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                     $    -      $    -       $   -

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Interest paid                             $    -      $    -       $   -
  Income taxes paid                         $    -      $    -       $   -

NON-CASH FINANCING ACTIVITIES

  Contributed capital for expenses          $  1,093    $    -       $ 23,617
  Common stock issued for services          $    -      $  8,208     $281,512
  Common stock issued for acquisition of
   subsidiary                               $    -      $    -       $  8,400

                        DIGITAL POWER HOLDING COMPANY
                        (A Development Stage Company)
                      Notes to the Financial Statements
                        June 30, 1997 and March 31, 1997
                                 (Unaudited)

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


    e. Provision For Taxes

    At June 30, 1997, the Company had net operating loss carryforwards of approximately $190,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

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

    h. Unaudited Financial Statements

    The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
non-affiliated lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such potential business venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years, and was dormant from December 1989 to January 1, 1996.

     At June 30, 1997, the Company had no assets and no liabilities. There were no revenues in the three months ended June 30, 1997 and 1996, and losses from discontinued operations during these periods were ($1,093) and ($8,208), respectively. For the period from inception February 24, 1984 through June 30, 1997, there were no revenues and losses from discontinued operations were ($1,253,621).

Liquidity
---------

     $1,093 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the fiscal year covered by this Report or during the two previous calendar years; further, no matter has been submitted to a vote of the Company's security holders since the Company became dormant in December 1989.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

          (b)  Reports on Form 8-K.

             None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIGITAL POWER HOLDING COMPANY



Date: 2/23/98                          By:/s/David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       DIGITAL POWER HOLDING COMPANY



Date: 2/23/98                          By:/s/David C. Merrell
                                       President and Director


Date: 2/23/98                          By:/s/Charles Johnson
                                       Secretary/Treasurer and Director