Form 10QSB
period 1997-09-30
INTER VENTURE
filed 1998-03-03
CIK 754499

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 2-93477-D
                                            ----------

                        DIGITIAL POWER HOLDING COMPANY
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


                       DIGITAL POWER HOLDING COMPANY
                       (A Development Stage Company)
                              Balance Sheets

                                 ASSETS
                                     September 30,   March 31,
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

STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value,
   2,000,000 shares authorized, no
   shares issued and outstanding
  Common stock, $0.01 par value,
   25,000,000 shares authorized,
   1,076,134 and 1,076,134 shares
   issued and outstanding, respectively    10,761      10,761
  Additional paid-in capital            1,243,546   1,241,767
  Deficit accumulated during the
   development stage                   (1,254,307) (1,252,528)

       Total Stockholders' Equity             -           -

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $     -    $      -

                         DIGITAL POWER HOLDING COMPANY
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                               From Inception
                                                               on February 24,
                              For the            For the        1984 Through
                           Three Months        Six Months
                        Ended September 30, Ended September 30, September 30,
                         1997       1996     1997       1996        1997
REVENUE            $     -    $    -      $    -      $    -    $       -

LOSS ON DISCONTINUED
 OPERATIONS             (686)   (1,664)     (1,779)     (9,872)  (1,254,307)

NET LOSS           $    (686) $ (1,664)   $ (1,779)   $ (9,872) $(1,254,307)

LOSS PER SHARE     $   (0.00) $  (0.00)   $  (0.00)   $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING       1,076,134 1,026,134   1,076,134   1,026,134





                         DIGITAL POWER HOLDING COMPANY
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                                  (Unaudited)
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                                   Common Stock    Paid-in    Development
                                 Shares  Amounts   Capital       Stage

At inception on February 24, 1984    -      $  -      $   -    $      -

Common stock issued for cash at
 approximately $82.77 per share   11,358       114    939,978         -

Common stock issued for services at
 approximately $6.78 per share    13,692       137     92,667         -

Common stock issued for acquisition
 subsidiary at $50.00 per share      168         1      8,399         -

Contributed capital                  -         -       20,860         -

Net loss from inception February 24,
 1984 to March 31, 1995              -         -          -    (1,062,156)

Balance, March 31, 1995           25,218       252  1,061,904  (1,062,156)

Common stock issued for services at
 $1.00 per share                 180,000     1,800    178,200         -

Net loss for the year ended
 March 31,1996                       -         -          -      (180,000)

Balance, March 31, 1996          205,218  $  2,052 $1,240,104 $(1,242,156)

Common stock issued for services
 at $0.01 per share              870,872     8,708        -           -

Contributed capital                  -         -        1,664         -

Adjustment on reverse split           44         1         (1)        -

Net loss for the year ended
 March 31, 1997                      -         -          -       (10,372)

Balance, March 31, 1997        1,076,134    10,761  1,241,767  (1,252,528)

Contributed capital                  -         -        1,779         -

Net loss for the six months ended
 September 30, 1997                  -         -          -        (1,779)

Balance, September 30, 1997    1,076,134  $ 10,761 $1,243,546 $(1,254,307)

                         DIGITAL POWER HOLDING COMPANY
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                              From Inception
                                                              on February 24,
                               For the          For the        1984 Through
                            Three Months       Six Months
                        Ended September 30, Ended September 30, September 30,
                           1997      1996      1997      1996       1997
 CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from
  discontinued operations $ (686) $ (1,664)  $ (1,779) $ (9,872) $(1,254,307)
 Adjustments to reconcile
  net loss to net cash
  used by operating activities
 Stock issued for acquisition
   of subsidiary assets      -         -          -         -         8,400
 Contributed capital for
   expenses                  686     1,664      1,779     1,664      24,303
 Stock issued for services   -         -          -       8,208     281,512

     Net Cash  Used  by
      Operating Activities   -         -          -         -      (940,092)

CASH FLOWS FROM
 INVESTING ACTIVITIES        -         -          -         -           -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from sale of
   common stock              -         -          -         -       940,092

     Net Cash Provided by
      Financing Activities $ -      $  -       $  -      $  -      $940,092

NET INCREASE
 (DECREASE) IN CASH
 AND CASH  EQUIVALENTS     $ -      $  -       $  -      $  -      $    -

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF PERIOD         -         -          -         -           -

CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD             $ -      $  -       $  -      $  -      $    -

SUPPLEMENTAL CASH
 FLOW  DISCLOSURES

  Interest paid            $ -      $  -       $  -      $  -      $    -
  Income taxes paid        $ -      $  -       $  -      $  -      $    -

NON-CASH FINANCING
 ACTIVITIES

  Contributed capital for
   expenses                $ 686    $1,664     $1,779    $  -      $ 24,303
  Common stock issued
   for services            $ -      $  -       $  -      $8,208    $281,512
  Common stock issued for
   acquisition of
   subsidiary              $ -      $  -       $  -      $  -      $  8,400

                        DIGITAL POWER HOLDING COMPANY
                        (A Development Stage Company)
                      Notes to the Financial Statements
                    September 30, 1997 and March 31, 1997
                                 (Unaudited)


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

       e. Provision For Taxes

       At September 30, 1997, the Company had net operating loss carryforwards of approximately $190,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

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

NOTE 3 -    DISCONTINUED OPERATIONS

       The Company discontinued its operations in 1990. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 4 -    STOCK TRANSACTIONS

       During February, 1996, the Company issued 180,000 shares of common stock for services valued at $180,000. The Company approved a 100 for 1 reverse stock split on April 12, 1996 and issued 820,872 shares of post split common stock later on for services rendered valued at $8,708. The reverse stock split has been applied to the Company's financial statements on a retroactive basis.


Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

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

     At September 30, 1997, the Company had no assets and no liabilities. There were no revenues in the three months ended September 30, 1997 and 1996; and in the six months ended September 30, 1997 and 1996, there were no revenues.

     For the three months ended September 30, 1997, there was a net loss from discontinued operations of ($686); for the three months ended September 30, 1996, there was a net loss from discontinued operations of ($1,664); and for the six months ended September 30, 1997 and 1996, net losses from discontinued operations were ($1,779) and ($9,872), respectively.

Liquidity
---------

     $1,779 was contributed to capital by David C. Merrell, the Company's President and a director, for miscellaneous expenses.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the calendar year covered by this Report or during the two previous calendar years; further, no matter has been submitted to a vote of the Company's security holders since the Company became dormant in December 1989.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

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