Form 10QSB
period 1997-12-31
INTER VENTURE
filed 1998-03-03
CIK 754499

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1997
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

                       DIGITAL POWER HOLDING COMPANY
                       (A Development Stage Company)
                              Balance Sheets

                                ASSETS
                                         December 31,          March 31,
                                            1997                 1997
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $    -                 $    -

     TOTAL ASSETS                        $    -                 $    -

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                       $     1,048            $    -

       Total Current Liabilities               1,048                 -

STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value,
   2,000,000 shares authorized, no
   shares issued and outstanding
  Common stock, $0.01 par value,
   25,000,000 shares authorized,
   1,076,134 and 1,076,134 shares
   issued and outstanding, respectively       10,761              10,761

  Additional paid-in capital               1,243,896           1,241,767

  Deficit accumulated during the
   development stage                      (1,255,705)         (1,252,528)

       Total Stockholders' Equity             (1,048)                -

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $     -           $       -

                         DIGITAL POWER HOLDING COMPANY
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
                                                               From Inception
                                                               on February 24,
                     For the Three Months  For the Nine Months  1984 Through
                      Ended December 31,    Ended December 31,  December 31,
                       1997       1996       1997       1996        1997
REVENUE                $   -      $   -       $  -       $    -    $    -

LOSS ON DISCONTINUED
 OPERATIONS             (1,398)      (500)     (3,177)    (10,372) (1,255,705)

NET LOSS             $  (1,398)   $  (500)    $(3,177)  $ (10,372)$(1,255,705)

LOSS PER SHARE       $   (0.00)   $ (0.00)    $ (0.00)  $   (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         1,076,134   1,026,134   1,076,134   1,026,134







                         DIGITAL POWER HOLDING COMPANY
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                                  (Unaudited)
                                                                 Deficit
                                                               Accumulated
                                                    Additional During the
                                    Common Stock     Paid-in   Development
                                Shares      Amounts  Capital      Stage
At inception on February 24, 1984    -       $    -    $    -     $     -

Common stock issued for cash at
 approximately $82.77 per share   11,358          114   939,978         -

Common stock issued for services at
 approximately $6.78 per share    13,692          137    92,667         -

Common stock issued for acquisition
 subsidiary at $50.00 per share      168            1     8,399         -

Contributed capital                  -            -      20,860         -

Net loss from inception February 24,
 1984 to March 31, 1995              -            -         -    (1,062,156)

Balance, March 31, 1995           25,218          252 1,061,904  (1,062,156)

Common stock issued for services at
 $1.00 per share                 180,000        1,800   178,200         -

Net loss for the year ended
 March 31,1996                       -            -         -      (180,000)

Balance, March 31, 1996          205,218     $ 2,052 $1,240,104 $(1,242,156)

Common stock issued for services
 at $0.01 per share              870,872       8,708        -            -

Contributed capital                  -           -        1,664          -

Adjustment on reverse split           44           1         (1)         -

Net loss for the year ended
 March 31, 1997                      -           -           -       (10,372)

Balance, March 31, 1997        1,076,134      10,761   1,241,767  (1,252,528)

Contributed capital                  -           -         2,129         -

Net loss for the nine months ended
 December 31, 1997                   -           -           -        (3,177)

Balance, December 31, 1997     1,076,134    $ 10,761  $1,243,896 $(1,255,705)

                         DIGITAL POWER HOLDING COMPANY
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                                From
                                                                Inception on
                                                                February 24,
                       For the Three Months For the Nine Months 1984 Through
                        Ended December 31,   Ended December 31, December 31,
                         1997        1996     1997        1996      1997
 CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss from discontinued
    operations          $ (1,398)  $ (500)   $ (3,177)  $(10,372) $(1,255,705)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities
 Stock issued for
  acquisition of
  subsidiary assets          -        -           -          -          8,400

 Contributed capital for
  expenses                   350      -         2,129      1,664       24,653
 Stock issued for services   -        500         -        8,708      281,512
 Increase in accounts
  payable                  1,048      -         1,048        -          1,048

     Net Cash  Used  by
      Operating Activities   -        -           -          -       (940,092)

CASH FLOWS FROM
 INVESTING ACTIVITIES        -        -           -          -            -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from sale of
   common stock              -        -           -          -        940,092

     Net Cash Provided by
      Financing Activities $ -    $   -       $   -      $   -     $  940,092

NET INCREASE
 (DECREASE) IN CASH
 AND CASH  EQUIVALENTS     $ -    $   -       $   -      $   -     $     -

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF PERIOD         -        -           -          -           -

CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD            $  -    $   -       $   -      $   -     $     -

SUPPLEMENTAL CASH
 FLOW  DISCLOSURES

  Interest paid           $  -    $   -       $   -      $   -     $     -
  Income taxes paid       $  -    $   -       $   -      $   -     $     -

NON-CASH FINANCING
 ACTIVITIES

  Contributed capital for
   expenses               $ 350   $   -       $  2,129   $   -     $ 24,653

  Common stock issued
   for services           $  -    $   500     $    -     $8,708    $281,512
  Common stock issued for
   acquisition of
   subsidiary             $  -    $   -       $    -     $  -      $  8,400

                        DIGITAL POWER HOLDING COMPANY
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     December 31, 1997 and March 31, 1997
                                 (Unaudited)


NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

       a.    Organization

       The Company was incorporated in the State of Nevada on February 24, 1984 and was organized to engage in the acquisition of assets and properties which management believes have good business potential. On May 20, 1987, the Company issued 168,000 shares of common stock to acquire all of the outstanding stock of Lu Technology, Inc. Lu Technology, Inc. was suspended on May 1, 1989. In June 6, 1989, the Company changed its name to Digital Power Holding Company. Presently, the Company does not engage in any business operations. The Company has selected a March 31 year end.

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

       e. Provision For Taxes

       At December 31, 1997, the Company had net operating loss carryforwards of approximately $190,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation amount of the same amount.

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

     At December 31, 1997, the Company had no assets and current liabilities of $1,048. There were no revenues in the three months ended December 31, 1997 and 1996, and losses from discontinued operations during these periods were ($1,398) and ($500), respectively.

Liquidity
---------

     $2,129 was contributed to captial by David C. Merrell, the Company's President and director, for miscellaneous expenses.

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