Form 10QSB
period 1998-06-30
I STORM INC
filed 1998-09-10
CIK 754499

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from April 1, 1998 to June 30, 1998

                       Commission file number 2-93477-D


                                 I-STORM, INC.
                   (FORMERLY DIGITAL POWER HOLDING COMPANY)
       (Exact name of small business issuer as specified in its charter)


         NEVADA                                          87-040127
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                480 COWPER STREET, PALO ALTO, CALIFORNIA 94301
                   (Address of principal executive offices)

                                (650) 463-4388
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---      ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          CLASS                                     OUTSTANDING AT JUNE 30, 1998
-----------------------------                       ----------------------------
Common Stock, par value $0.01                                 970,872


Traditional Small Business Disclosure Format (Check One):  Yes        No  X
                                                               ---       ---

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                                                            JUNE 30, 1998             MARCH 31, 1998
                                                                             (UNAUDITED)
      ASSETS

CURRENT ASSETS
  Cash                                                                        $         0                $         0
                                                                              -----------                -----------
   Total Current Assets                                                                 0                          0
                                                                              -----------                -----------
TOTAL ASSETS                                                                  $         0                $         0
                                                                              -----------                -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            $         0                $     5,913
                                                                              -----------                -----------
   Total Current Liabilities                                                  $         0                $     5,913
                                                                              -----------                -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 2,000,000 shares
  authorized of $0.01 par value,
  no shares issued and outstanding.
  Common Stock, 25,000,000 shares
  authorized of $0.01 par value, 970,872
  issued and outstanding at June 30, 19998
  and March 31, 1998, respectively                                                 10,761                     10,761

Additional Paid-in Capital                                                      1,255,265                  1,244,830

Deficit accumulated during the development stage                               (1,266,026)                (1,261,504)
                                                                              -----------                -----------
  Total Stockholders' Equity (Deficit)                                                  0                     (5,913)
                                                                              -----------                -----------
Total Liabilities and Shareholders' Equity (Deficit)                          $         0                $         0
                                                                              -----------                -----------

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                        ENDED JUNE 30,
                                                                                               FROM INCEPTION ON
                                                      1998                   1997              FEBRUARY 24, 1984
                                                                                             THROUGH JUNE 30, 1998
Revenues                                            $        0             $        0             $         0
Loss from Discontinued Operations                       (4,522)                (1,093)             (1,266,026)
                                                    ----------             ----------             -----------
Net Loss                                                (4,522)                (1,093)             (1,266,026)
                                                    ==========             ==========             ===========
Loss per share                                      $    (0.00)            $    (0.00)
Weighted average number of
shares outstanding                                     970,872              1,076,134

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                                 JUNE 30, 1998

                                                             FOR THE THREE MONTHS
                                                                ENDED JUNE 30,
                                                                                                FROM INCEPTION ON
                                                                                                FEBRUARY 24, 1984
                                                             1998               1997          THROUGH JUNE 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations                      $ (4,522)          $( 1,093)             $(1,266,026)
Adjustments to reconcile net loss to net cash
used by operating activities

Stock issued for acquisition of subsidiary
assets                                                                                                    8,400

Increase (decrease) in accounts payable                      (5,913)                                          0

Contributed capital for expenses                             10,435              1,093                   36,022

Stock issued for services                                                                               281,512
                                                           --------           --------              -----------

  Net cash used by operating activities                           0                  0                 (940,092)
                                                           --------           --------              -----------
CASH FLOW FROM INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock                                                                  940,092
                                                           --------           --------
  Net Cash Provided by Financing Activities                       0                  0                  940,092
                                                           --------           --------              -----------
NET INCREASE (DECREASE IN CASH)                                   0                  0                        0
CASH AT BEGINNING OF PERIOD
                                                           --------           --------              -----------
CASH AT END OF PERIOD                                      $                  $                     $
                                                           --------           --------              -----------
SUPPLEMENTAL CASH FLOW
DISCLOSURES
Interest                                                   $      -           $      -              $         -
Income Taxes                                               $      -           $      -              $         -
NON-CASH FINANCING ACTIVITIES
Contributed capital for expenses                           $ 10,435           $  1,093              $    36,022
Common stock issued for services                                                                    $   281,512
Common stock issued for acquisition of
subsidiary                                                                                          $     8,400
                                                           --------           --------              -----------

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 1.  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of I-Storm, Inc., formerly Digital Power Holding Company ("I-Storm" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended March 31, 1998 and in accordance with the instructions to Form 10-QSB. The consolidated financial statements include the accounts of all wholly owned subsidiaries which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998.

NOTE 2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      ORGANIZATION

        The Company was incorporated in the State of Nevada on February 24, 1984 and was organized to engage in the acquisition of assets and properties and to make investments in enterprises with business potential. The Company ceased all material business operations in December 1989. Its only business operations since that time have been maintaining the Company's good standing status in the State of Nevada and seeking prospective businesses or assets to acquire. On June 6, 1989, the Company changed its name to Digital Power Holding Company. Presently, the Company does not engage in any business operations. The Company
has selected March 31 as its fiscal year end. On June 18,   , Articles of
Incorporation were filed with the State of California for the Company's wholly owned subsidiary, Digital Acquisition Corporation.

B.      ACCOUNTING METHOD

        The Company's financial statements are prepared using the accrual method of accounting.

C.      CASH AND CASH EQUIVALENTS

        Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

D.      LOSS PER SHARE

        The computations of loss per share of Common Stock are based on the weighted average number of shares outstanding during the period of the financial statements.

E.      INCOME TAXES

        The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined using the current applicable enacted tax rate.

        The Company had no net deferred tax asset at June 30, and March 31, 1998 as the Company had established a valuation allowance equal to any deferred tax assets, which consisted of federal and state net operating loss carryforwards, temporary differences and tax credits. The Company believes that, based on a

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998


number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits to justify the valuation allowance.

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

NOTE 3.  GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to acquire, or to be acquired by, an existing, operating company. Until an acquisition or merger occurs, certain shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 4.  DISCONTINUED OPERATIONS

        The Company discontinued its operations in December 1989. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statements of operations.

NOTE 5.  STOCK TRANSACTIONS

        During February 1996, the Company issued 180,000 shares of Common Stock for services valued at $180,000. The Company approved a 100 for 1 reverse stock split on April 12, 1996 and issued 870,872 shares of post split Common Stock later on for services rendered value at $8,708. The reverse stock split has been applied to the Company's financial statements on a retroactive basis.

        On May 6, 1998, David Merrill d/b/a Chiricahua Company and Melinda Johnson, two shareholders of the Company, each entered into a Stock Purchase Agreement to sell 300,000 shares, respectively, to I-Storm Acquisition Corp. for the sale of a total of 600,000 shares of Common Stock of the Company, in consideration of a total payment of $150,000 by I-Storm Acquisition Corp. I-Storm Acquisition Corp. also acquired purchase options exercisable at any time until May 6, 1999 at $2.00 per share to purchase Common Stock in the amount of:
40,000 shares from Chiricahua Company; 40,000 shares from Melinda Johnson; and 20,000 shares from Leonard W. Burningham. On May 6, 1998, Chiricahua Company and Melinda Johnson each transferred 38,067 shares of Common Stock to the Company for cancellation of a total of 76,134 shares of Common Stock.

        The 600,000 shares of Common Stock purchased by I-Storm Acquisition Corp. are held in a Voting Trust, and are subject to a Voting Trust Agreement, dated May 6, 1998. Under the terms of the Voting Trust Agreement, the Voting Trustee must vote or take consent action with respect to such 600,000 shares only in

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998


accordance with the vote or consent action of a majority of the remaining outstanding shares of Common Stock of the Company, all in accordance with Nevada law.

NOTE 6.  SUBSEQUENT EVENTS

        On July 17, 1998, the Company's wholly-owned subsidiary, Digital Acquisition Corporation, was merged into LVL Communications Corporation ("LVL"), a California corporation, and Digital Acquisition Corporation then ceased to exist. The merger resulted in the Company's acquiring 100% of the outstanding Common Stock of LVL and LVL's becoming the Company's wholly-owned subsidiary. The transaction was made pursuant to an April 16, 1998 Order confirming a Plan of Reorganization ("Plan of Reorganization") for LVL, issued by the United States Bankruptcy Court for the Northern District of California. LVL is a marketing, communications and technology advertising company located in Palo Alto, California.

        Financial statements of the Company and pro forma financial information relating to the acquisition of LVL will be filed as an amendment to the Company's Form 8-K, filed August 14, 1998, but no later than October 17, 1998. It was impracticable for the Company to file such financial and pro forma statements at the time of the filing of the Form 8-K. See "Item 7" of the Company's Form 8-K filed August 14, 1998.

        On July 20, 1998, the Company filed a Fourth Restated and Amended Articles of Incorporation to change its name to I-Storm, Inc., to indemnify its officers and directors to the extent allowable under Nevada law, to increase the number of directors to five as required by the Plan of Reorganization, and to authorize the directors to fix and designate from time to time various classes and series of Preferred Stock.

        On July 23, 1998, the Board of Directors of the Company approved the issuance of 2,640,000 shares of Common Stock to former stockholders, bridge financiers and consultants of LVL and 350,000 warrants to service providers, all pursuant to the Plan of Reorganization, exercisable at $0.50 per share.

        On July 27, 1998, the Company filed a Certificate of Designation in the State of Nevada for 600,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") which shall be issued to certain unsecured creditors under the Plan of Reorganization. The Series A Preferred Stock shall be convertible into Common Stock of the Company at any time on a one-for-one basis and shall receive a dividend of $0.05 per share per annum in preference to payment of dividends on any other equity security of the Company, including Common Stock.

        On August 1, 1998, the Board approved the issuance of 1,391,200 shares of Common Stock and 120,000 warrants exercisable at $0.001 per share to certain bridge financiers and consultants to the Company.

        On August 1, 1998, the Board of Directors approved the Company's entering into a consulting agreement with Benchmark Equity Group, Inc. for financial management and investment services that have been provided to the Company and LVL, its wholly-owned subsidiary, since March 1998, and that will continue until March 1999, for a fee of $175,000 per annum, payable in twelve equal monthly payments. Payment under this consulting agreement shall be deferred until the earlier of December 31, 1998, or the occurrence of an equity financing resulting in a minimum of $2 million in proceeds for the benefit of the Company. Frank M. DeLape, a director of the Company, is the Chief Executive Officer of Benchmark Equity Group, Inc.

        On August 6, 1998, the Company entered into employment agreements with Calbert Lai, Stephen Venuti and Timothy Cohrs, three executive officers of the Company. Mr. Lai and Mr. Venuti will each receive $150,000 base salary per annum, and Mr. Cohrs will receive $240,000 per annum. Each of these executive officers will be eligible to receive a performance bonus of up to 50% of base salary per annum.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998


        The Company will also grant stock options to purchase Common Stock to each of these executive employees exercisable at $0.50 per share of which one-half of such options will vest ratably over a period of 36 months from his respective employment date, and one-half will only vest upon the Company's sales revenue exceeding twelve million dollars for any twelve month period from the employment date and upon the Company's quarterly revenue exceeding operating expenses for the same twelve month period as follows: 600,000 stock options to Mr. Lai 300,000 stock options to Mr. Venuti; and 75,000 stock options to Mr. Cohrs.

        Under the Plan of Reorganization, LVL's creditors have filed secured claims of approximately $621,000 as secured creditors. If the Bankruptcy Court were to confirm these claims, the Company would be required to pay these claims in equal quarterly installments over five years at 10% interest per annum. LVL is also party to a factoring agreement which expires on March 25, 1999. As of July 17, 1998, LVL had $700,124 outstanding in factoring liability under this agreement.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 JUNE 30, 1998


PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements among other, regarding:

        . The timing and progress of acquisitions of assets and business; and . The estimated cash requirements of the Company.

        Actual results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those set forth in Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

        The Company has not engaged in any material business operations since December 1989. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada and seeking prospective businesses and assets to acquire. The Company has no material tangible property or assets.

        The Company has been seeking the acquisition of assets, property or businesses that may be beneficial to it and its stockholders, including assets, property or businesses that may be undervalued and/or subject to bankruptcy reorganization proceedings. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of the stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation, Bylaws, or by contract. The Company can give no assurance that any such endeavor, venture or acquisition will be successful or profitable.

        On May 6, 1998, certain shareholders of the Company entered into a Stock Purchase Agreement for the sale of 600,000 shares of Common Stock for a purchase price of $150,000 to I-Storm Acquisition Corp. At this time, the Company was contemplating the acquisition of LVL Communications Corporation ("LVL"), a Palo Alto, California company in Chapter Eleven proceedings, pursuant to an April 16, 1998 Order confirming a Plan of Reorganization for LVL issued by the United States Bankruptcy Court for the Northern District of California. The completion of this acquisition will result in LVL's becoming a wholly-owned subsidiary of the Company, and the Company becoming engaged, through this wholly-owned subsidiary, in marketing, advertising and Internet commerce development. LVL was founded in 1986 by its two executive officers, Calbert Lai and Stephen Venuti.

        Internet commerce is the direct retail sale of goods and services to consumers and end-users over the Internet. Using LVL's expertise, the Company plans to provide to major international manufacturing and technology companies all the necessary resources to build and operate electronic commerce outlets capable of selling technology and consumer products direct to consumers and businesses. The Company also expects that LVL will continue to provide services to brand name technology and consumer goods clients in its traditional advertising and marketing businesses.

        The Company will be required to obtain equity financing or additional borrowing arrangements to sustain and expand the Company's and LVL's business. The Company will be seeking approximately $7 million in new private placement financing for this purpose. The Company anticipates, but there can be no assurance, that the proceeds of any such private placement will be adequate to fund operations for the next twelve months. There can further be no assurance that the Company will be able to obtain such financing or that the terms of such

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 JUNE 30, 1998


financing will be favorable to the Company. Further, there can be no assurance that either the Company or LVL will remain a going concern, even if such financing is obtained.

        In addition to the need for additional financing, the Company is subject to a number of risk factors including, but not limited to, a limited operating history as a reorganized entity, significant concentration of revenue from a few customers; highly competitive markets with limited chances to entry and successful implementation of electronic store front and Internet advertising strategy.

        The Company does not plan to make any material purchases of plant and equipment other than the aforementioned acquisition within the next twelve months.

     The Company's headquarters consists of 15,847 square feet of leased office space and is located at 480 Cowper Street, Palo Alto, California. In April 1998, the Company agreed to sublet its headquarters space to SteelCase Corporation ("SteelCase") beginning May 1, 1998, in return for a one-time payment of $550,000 and assumption of the remainder of the Company's original lease. SteelCase subsequently determined that it did not wish to occupy the building. The Company has signed a sublet agreement with SteelCase to occupy the building until November 1, 1998. The Company is currently negotiating with SteelCase to rescind its original sublet contract, thereby permitting the Company to remain in its current location for the remainder of the current lease (approximately 14 years). There is no assurance that the Company will be able to successfully renegotiate its agreement with SteelCase or that the Company will be able to remain in its current headquarters building.

        LVL currently employs 27 people. The Company does not plan any significant increases or decreases to this current level of employment. The acquisition will increase the total employment of the Company to 27. Out of LVL's 26 full-time employees, 11 of them are paid salaries more than $60,000 per year, and of those, 7 have annual salaries in excess of $100,000. The Company is dependent on the efforts of its key personnel, including Calbert Lai, Stephen Venuti and Timothy Cohrs. Further, if the Company is unable to obtain adequate financing in the near future, it will not be able to retain its existing personnel.

PART II

ITEM 5.  OTHER INFORMATION

        The information and events reported in the Company's Form 8-K, filed on August 14, 1998, are hereby incorporated by reference and should be read in conjunction with this 10-QSB.

        On July 17, 1998, the holders of a majority of the shares of the outstanding Common Stock of the Company took action by consent under Nevada law to approve the filing of Fourth Amended and Restated Articles of Incorporation to change the name of the Company to I-Storm, Inc., to authorize the indemnification of officers and directors of the Company as allowable by Nevada law, and to authorize the Board of Directors of the Company, from time to time, to fix the designation of certain series of Preferred Stock; and further, to authorize the Board of Directors to take all steps necessary to effectuate the acquisition of LVL and to carry out the requirements of the April 16, 1998 Order of the Bankruptcy Court for the Northern District of California Confirming a Plan of Reorganization for LVL.

        On July 23, 1998, the Board of Directors approved the filing of a Certificate of Designation for 600,000 shares of Series A Cumulative Convertible Stock ("Series A Preferred Stock") to be issued to certain unsecured creditors of LVL in exchange for the cancellation of approximately $6.5 million of unsecured debt, pursuant to the Plan of Reorganization. The Series A Preferred Stock will have dividend and liquidation rights senior to the Company's Common Stock and to any other class of equity securities which the Board of Directors

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 JUNE 30, 1998


may designate. The holders of Series A Preferred Stock shall also have the right to vote as a class, one vote per share, on (i) the merger, sale liquidation or dissolution of the Company or its subsidiaries; (ii) a sale of all or substantially all of the Company's or its subsidiaries' assets; (iii) any increase in the number of authorized shares of any class or series of the Company's or its subsidiaries' equity securities; (iv) the creation of any new class or series of equity securities in the Company or its subsidiaries; (v) any increase in the number of members of the Board of Directors of the Company or its subsidiaries, all until such time as more than 50% of the Series A Preferred Stock has either converted to Common Stock, or been redeemed by the Company, or until certain liquidation or preference events occur. The Series A Preferred Stock shall also have the right to elect one member to the Board of Directors so long as any shares of Series A Preferred Stock are outstanding. The Series A Preferred Stock may be converted at any time into shares of Common Stock on a one-for-one basis. The Series A Preferred Stock will be entitled to a dividend of $0.05 per annum. The Company filed a Certificate of Designation for the Series A Preferred Stock with the State of Nevada on July 27, 1998.

        On July 23, 1998, the Board of Directors also approved the designation of a Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") in connection with a contemplated private placement offering under
Section 506 of Regulation D as promulgated under the Securities Act of 1933.
The Board anticipates that such Series B Preferred Stock be sold at $12.25 per share, and would have dividend and liquidation preferences which are senior to the Common Stock of the Company, but are subordinate to those of the Class A Preferred Stock. The Series B Preferred Stock will be entitled to a quarterly cumulative dividend of $0.28 per share (9% per annum), payable, at the option of the Company, in cash or Series B Preferred Stock. The Series B Preferred Stock will be convertible at the option of the holder at any time after the final closing of the offering, into such number of shares of Common Stock as shall equal $12.25 divided by the lower of (i) $3.50 or (ii) the closing bid price for any five consecutive trading days during the period commencing on the final closing of the offering and ending twelve months thereafter, except that such conversion price shall not be reduced below $2.80. There can be no assurance that the Company will go forward with such a private placement offering or that such a private placement offering, if commenced, will result in any proceeds for the benefit of the Company or its wholly-owned subsidiary.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  September 9, 1998              I-STORM, INC.



                                      By:  /s/ Thomas A. Schultz
                                      ------------------------------------------
                                      Thomas A. Schultz, Chief Operating Officer