Form 10KSB
period 1998-12-31
I STORM INC
filed 1999-08-13
CIK 754499

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                      [ X ] ANNUAL REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                     [ ] TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 002-93477-D

                           ------------------------

                                 I-STORM, INC.
                 (Name of small business issuer in its charter)

                           NEVADA                                                               87-0410127
      (State or other jurisdiction of incorporation or                            (I.R.S. Employer Identification Number)
                       organization)


            2440 West El Camino Real, Suite 520                                                 94040-1400
                 Mountain View, California                                                      (Zip Code)
          (Address of principal executive offices)


                                 (650) 962-5420
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 1998 totaled $2,856,000.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on June 30, 1999, as reported by the OTC Bulletin Board, was approximately $10,094,700.

As of June 30, 1999, there were 5,457,304 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                          FORWARD LOOKING INFORMATION

       This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

       I-Storm, Inc. ("I-Storm" or "the Company") is a full service online E-commerce provider specializing in the architecture, management and operation of outsourced E-commerce and E-business channel solutions for Fortune 500 companies. Headquartered in Silicon Valley, I-Storm launched the I-Storm CyberStore strategy in May 1998, a joint venture program to finance, design, develop, and operate electronic commerce storefronts in partnership with brand-name consumer, financial and technology product companies. In May 1998, I-Storm also entered into a relationship with Oracle Corporation, a leading supplier of software for information management to develop and produce co-branded E-commerce sites for high profile world class branded companies.

       Electronic commerce or "E-commerce" is the direct retail sale of goods and services over the Internet. Over the past five years, I-Storm has developed electronic and on-line commerce on behalf of major international manufacturing and technology corporations including: Netscape, E*Trade, Inc., US Robotics, Inc., Hewlett-Packard Company, Sun Microsystems, Inc., Mitsubishi, Inc., and others. In particular, the Company designed and developed the Egghead(TM) Software and the Cisco Systems, Inc. Internet retail transaction sites, two successful E-commerce sites on the Web today.

       I-Storm, Inc. is the parent company of LVL Communications Corporation ("LVL"), a Silicon Valley Internet marketing services and technology company. In 1996, LVL was inducted into the Inc. Magazine Hall of Fame in recognition of its being one of the 500 fastest-growing private companies in America for six consecutive years from 1991 through 1996.

       I-Storm, Inc. acquired LVL through a subsidiary merger in July 1998. LVL had emerged from Chapter 11 Bankruptcy proceedings on April 16, 1998 with full creditor approval of a Plan of Reorganization filed on March 23, 1998. LVL had entered bankruptcy proceedings only after the collection default of a major corporate client. LVL obtained $1,083,000 in 1998 bridge financings from private investors to fund its reorganization costs, and successfully merged with I-Storm, formerly named Digital Power Holding Company ("Digital"), an inactive public company. In March 1999, I-Storm terminated its advertising service business to focus on E-commerce and CyberStore development. The Company presently earns no revenue from its former advertising services business clients. Collectively, herein, LVL shall be referred to with I-Storm as "the Company."

       The Company is headquartered in Mountain View, California in an 11,500 square foot leased office facility. The Company has 19 full time employees.

INDUSTRY BACKGROUND

       The Internet, as a channel of distribution, is dramatically changing the way products are bought and sold. The advantages to buying online are obvious to those who use this new electronic commerce ("E-commerce") channel: convenience, lower cost, greater choice and deeper support. Corporate America understands the benefits to selling online: broader customer access, deeper customer relationships and lower costs of distribution. The Internet has spawned a number of highly successful retail businesses that have grown to multi-million dollar operations in less than two years. Examples of client and non-client E-commerce sites are as follows:

       Between 1996, 1997 and 1998, Internet book retailer Amazon.com grew sales from less than $16 million in 1996 to $148 million in 1997 to an annual run-rate of $460 million in 1998 (I-Storm/LVL non-client).

       Cisco Systems, Inc. booked over $100 million in sales on the Internet in 1996. By the end of 1997, its Internet sales were running at a $3.2 billion annual rate. In 1998, Cisco's Internet sales were running at a $5.8 billion annual rate. LVL built the E-commerce mechanism for Cisco's credit card authorization, software use and automatic product download (former I-Storm/LVL client).

       Auto-by-Tel, a web-based automotive marketplace that was formed in 1995, processed $1.8 billion in auto sales request in 1996. As of the end of November 1997, the Auto-by-Tel web-site was generating $500 million a month in auto sales ($6 billion annualized) (I-Storm/LVL non-client).

       However, despite these success stories, the challenges that face most branded product companies--lack of creative expertise, technical and organizational hurdles, commitment of required resources, and the perceived long-term return on investment--make it very difficult for them to effectively develop the technically superior in-house marketing and advertising resources necessary to generate revenue through the Internet.

I-STORM, INC.

       I-Storm, Inc. is the parent company of LVL, a marketing communications and Internet technology company located in Silicon Valley and founded by Calbert Lai and Stephen Venuti in 1986, which has launched a strategy to finance, design, develop, and operate powerful E-commerce storefronts in partnership with brand-name consumer technology product companies ("Product Partners").

       Over the past five years the Company has pioneered on-line commerce on behalf of major international manufacturing and technology corporations including: Netscape, E*Trade, Inc., US Robotics, Inc., Hewlett-Packard Company, Sun Microsystems, Inc., Mitsubishi, Inc. and others. In particular, the Company designed and developed the Egghead(TM) Software and Cisco Systems, Inc. retail transaction sites, two of the most powerful E-commerce sites on the Web today. Based upon these highly successful ventures, in May 1998, the Company formally launched its "I-Storm CyberStore" strategy to create significant long-term value for its shareholders.

       Under the I-Storm CyberStore approach, the Company intends to provide all necessary financial and professional resources required to build and operate an electronic commerce storefront capable of selling technology-related and other products direct to consumers and businesses (an "I-Storm CyberStore"). Each I-Storm CyberStore is expected to exclusively feature a Product Partner's brand names exclusively and would be seamlessly tied to the Product Partner's corporate, product-specific and other web-sites. From a customer's point-of-view, the I-Storm CyberStore would be a "company store" dedicated to the Product Partner's entire line of products, including parts, accessories and related products. The Company is presently negotiating to build CyberStores and is not currently earning revenue from a CyberStore.

EFFICIENCIES AND LEVERAGE OF AN E-COMMERCE CHANNEL

       The potential benefits of online E-commerce selling are clear. The E-commerce channel offers customer and product-specific data dissemination with lower distribution costs while increasing efficiencies by leveraging a business's current infrastructure. Marketing and communications can be targeted to individual customers, increasing effectiveness and lowering costs by reducing the need for broad communication vehicles. Sophisticated consumers can be educated about highly technical and application specific products and customize their product choices within moments after review of I-Storm CyberStore product summaries. Moreover, online retail stores are not limited by expensive shelf space and can offer a full assortment of products, including hard-to-sell discontinued and out-of-stock merchandise. Inventory is easier to monitor and control which leverage increased manufacturing productivity and enable supply chain management.

       Businesses that wish to establish a major marketing presence on the Internet encounter significant challenges. The technical requirements to building a successful E-commerce business are complex. There are many products that solve parts of the problem, but few integrative and comprehensive solutions. Integration with existing legacy systems, including inventory, order tracking, financial systems, telesales systems and other major elements of large corporate structures, can be overwhelming.

       Organizational hurdles complicate the issues. Manufacturers who have had no direct exposure to retail customers suddenly find themselves needing different skill sets and expertise outside of their core competence. In short, although most recognize the potential reward of E-commerce, corporate America is moving slowly to take advantage of the channel for three major reasons: the difficulty in building and operating a successful store; the significant capital outlay required to enter the channel seriously; and the uncertain timeline for profitability.

       I-Storm's solution is to finance, design, develop, and operate powerful commercial Internet web-sites in partnership with brand-name consumer product companies on an outsourced basis. The Company intends to leverage its reputation as a provider of online marketing and E-commerce solutions to build and co-own nationally and internationally branded selling sites. The key elements of the Company's strategy to accomplish this goal are to: (i) partner with major brands, (ii) provide risk capital and expertise in exchange for ownership, and (iii) build, operate and manage branded I-Storm CyberStores on an outsourced basis.

       The benefits to potential Product Partners are many. First and foremost, these companies can rapidly enter this new channel at little or no capital investment. Second, these companies can have a site, well integrated with their core business, which has its own dedicated store management team with the skills and motivation to succeed. I-Storm intends to help large companies realize the benefits of E-commerce while minimizing the risks of entering the channel.

I-STORM CYBERSTORE STRATEGY

       Utilizing the advertising, marketing and Internet expertise of its wholly-owned subsidiary, LVL, I-Storm is negotiating to build and manage premier E-commerce web sites that are capable of generating sales of $10 million to $100 million within one or two years from their introduction in partnership with world class branded product companies.

       I-Storm's strategy is to finance, design, develop and operate electronic commerce storefronts in partnership with top-tier brand-name consumer and technology product companies on an partnership basis. The Company is leveraging its reputation as a provider of online marketing and E-commerce solutions to build and co-own the most powerful branded selling sites. The key elements of the Company's strategy to accomplish this goal are: (i) negotiate exclusive partnerships with leading consumer brand companies; (ii) provide capital and E-commerce expertise in return for ownership; and (iii) establish long-term control of branded retail web sites.

       When reviewing a company as a potential Product Partner, I-Storm looks for evidence of a large web-enabled and educated customer base and for products that can be effectively and specifically described and purchased over the Internet. The Company's strategy, based upon its experience in developing commercial web sites for Egghead(TM) Software and Cisco Systems, Inc., is to pursue Product Partner candidates where at least 10% of the Product Partner's revenue can be sold over the Internet to web-enabled customers. This includes both consumers and businesses, particularly small office/home office ("SOHO") businesses. For example, in the fourth quarter of 1997, the Egghead(TM) Software web site sold over $11 million of product and accounted for approximately 15% of Egghead's revenue. Today, Egghead(TM) Software Internet sales are running at a $140 million annual rate. Currently, the Cisco Systems, Inc. ("Cisco") web site sells over $3 billion annually and accounts for over 25% of Cisco's overall revenue.

       Ownership of the I-Storm CyberStore is proposed to be structured as a joint venture or royalty partnership that splits returns between the Company and the Product Partner in a manner permitting the Company to consolidate sales and pre-tax profits while sharing a portion of those profits with the Product Partner.

       Under such a joint venture or royalty partnership structure, I-Storm will propose to design, build and operate the I-Storm CyberStore, including Internet-based advertising and promotion, and customer development. The Product Partner would provide its brand name, product line, and would be responsible for inventory and order fulfillment. Product shipments would be made from the Product Partner's inventory directly to the customer with I-Storm handling billing, collections, and sales order processing. After an initial period of four or five years, it is expected that the Product Partner would have the option to purchase the Company's ownership of the I-Storm CyberStore at fair market value and assume complete control of the business.

       The development of I-Storm CyberStores through an I-Storm Product Partnership is intended to provide manufacturers with a quick, low risk path to a profitable, customer-direct channel within the constraints of their existing corporate strategy and infrastructure. The Company expects to benefit by being able to access the massive product, manufacturing, and brand-name investment resident in Product Partners' businesses.

EXTENDING I-STORM'S CORE BUSINESS INTO E-COMMERCE

        Much of the Company's capabilities have been developed over the past twelve years through LVL's history of selling and marketing technology products to commercial and consumer customers on a consultant basis on behalf of fee-based clients. LVL's interactive group has designed, developed, or consulted with respect to approximately 35 client E-commerce and/or information web-sites over the past three and one-half years. Exemplative of LVL's creation of successful retail I-Storm CyberStore-type sites are Egghead(TM) Software ("Egghead") and Cisco System's Internet Junction:

       Egghead, Inc.: In early 1995, LVL created one of the web's first online E-commerce sites for Egghead(TM) Software. The site features full online shopping and purchasing capabilities with an inventory of over 3,000 products. In 1997 the online store sold more than $40 million of product, outselling any of Egghead's 200 traditional storefronts and accounting for over 10% of Egghead's total retail sales. The average sale through the site was more than twice that of Egghead's retail outlets and it generated higher gross margins. The site has been credited with adding over 400,000 new customer names to Egghead's customer database. In March 1998, Egghead announced that it was closing all of its traditional locations to sell strictly through its web-site. In 1998, Egghead's Internet sales are running at a $140 million annual rate.

       Cisco Systems, Inc.: In 1996, when Cisco Systems, Inc. purchased Internet Junction, a manufacturer of Internet software, Cisco decided that "online" would be the only retail distribution channel through which customers could purchase the software. Cisco asked LVL to build the commerce mechanism that could perform credit card authorization and verification, creation of a software key, and automatic download of the product. By the end of

       1997, Cisco's Internet sales were running at a $3.2 billion annual rate. In 1998, Cisco's Internet sales were running at a $5.8 billion annual rate.

RELATIONSHIP WITH ORACLE CORPORATION

        In May 1998, Oracle Corporation ("Oracle"), a global supplier of software for enterprise information management, entered into a Memorandum of Understanding with I-Storm to potentially produce and manage world-class electronic marketing sites for high profile consumer brand companies. Under the proposed arrangement, it is anticipated that I-Storm would have the right to own and develop each E-commerce site for the target account, and Oracle would subcontract its software and technical consulting services on an "as-needed project basis." Both Oracle and I-Storm propose to jointly invest the pre-sales and up-front marketing resources needed to win the target account. The E-commerce sites would be co-branded with both the "On Oracle" and the "I-Storm" commerce marks. On July 6, 1999, Oracle and I-Storm reaffirmed their commitment to work together to provide services to Fortune 500 companies pursuing aggressive and focused channel-building programs. To date the Company has not earned revenue as a result of its relationship with Oracle.

I-STORM CYBERSTORE ECONOMICS

       The economic model for individual I-Storm CyberStores takes advantage of two key factors: (i) the ability to leverage the Product Partner's existing inventory and fulfillment systems, and (ii) the existing brand names and large marketing/advertising budgets. This combination will allow the I-Storm CyberStore to manage operating expenses effectively and efficiently while benefiting greatly from existing communications programs that drive web traffic and product demand. The following percentages have been developed by I-Storm's management based upon its experience working with traditional retail selling distribution, and from its knowledge of the retail products sales industry.

       Typical retailers of computer products (CompUSA, Computer City, etc.) are burdened with high overhead costs associated with storefronts and sales personnel. I-Storm's management estimates that in such traditional retail situation gross profit is typically calculated as 14% of sales, and operating expenses in this category range between 9-10% of sales. Retailers also need to spend substantial amounts of advertising and promotional dollars in order to drive traffic to their particular chain.

       Typical "Internet-only" retailers (Amazon.com, CDNow, Software.net, N2K) work with margins in the range of 15-20%. They have similar operating expenses (in the range of 9-10% of sales). However, most of these "Internet-only" stores are required to spend a substantial percentage of sales on advertising and marketing (in the range of 15-20%) in order to create a brand and drive customer traffic.

       The I-Storm CyberStore model proposes to take advantage of its Product Partner's existing infrastructure to substantially decrease operating expenses as well as to leverage its Product Partner's large advertising and marketing expenses. Because I-Storm CyberStores will be designed to utilize their Product Partner's inventory, warehousing, and fulfillment systems, overall operating expenses should be significantly reduced. Unlike "Internet-only" companies and traditional retailers, I-Storm CyberStores will not need to spend large amounts of independent advertising dollars since they will directly benefit from the millions of dollars their Product Partners already spend to generate awareness and sales. Based on its work with Egghead, Cisco, and other technology manufacturers, the Company expects between 10-15% of total sales to come through the Internet within two years of opening and operating an I-Storm CyberStore.

I-STORM CORPORATE PARTNERS AND ADVISORS

       The Company is teaming with companies and individuals who can strengthen I-Storm's ability to develop and operate I-Storm CyberStores effectively. These companies and individuals include:

       ORACLE CORPORATION: Oracle Corporation is a leading supplier of corporate database software in more than 140 countries, with approximately 12,000 employees worldwide, dedicated to designing, integrating, and programming database solutions. With annual revenues exceeding $6 billion, Oracle is the global supplier of enterprise information management software to many of the Internet's leading commercial web-sites. Under the May 5, 1998 Memorandum of Understanding with I-Storm, both I-Storm and Oracle proposed to develop a mutual scaleable model for the ongoing development of profitable world-class electronic marketing sites, as well as to establish three to ten high profile consumer branded product sites, and as of July 6, 1999, Oracle and I-Storm reaffirmed this commitment.

       I-STORM ADVISORY BOARD: In May of 1998, I-Storm held its first meeting of the I-Storm Advisory Board. This organization was created to provide the new business with experience and contacts in key areas of merchandising and marketing. The Company intends to continually add members to the Advisory Board. Certain members of the I-Storm Advisory Board are as follows:

                Matthew Howard is a thirty-year veteran in executive management for major U.S. retailers. Mr. Howard has served as Senior Executive Vice President of both Marketing and Merchandising for Sears, as President of Computer City, a subsidiary of Tandy Corporation, and as an Executive Vice President of Montgomery Ward.

                Peter Janssen was a member of the start up team that developed the Sears Business Systems Center. After 18 years at Sears, Mr. Janssen left to head sales and marketing for several technology start-up companies, including Mindset, the Amdek Division of Wyse, Nexgen Microsystems, and Acer Computers, where he was responsible for Acer's entry into the consumer channels of distribution and growing that division to $500 million in four years.

                Mr. Janssen was brought into Egghead(TM) Software, as head of Merchandising and Marketing and was instrumental in increasing sales by 20% and reducing inventory by 40%. Together with LVL, Mr. Janssen implemented one of the first E-commerce Internet sites, Egghead.com.

                For the past two and one-half years, Mr. Janssen has headed his own firm, Peter Janssen & Associates ("PJA"), a technology consulting firm specializing in helping technology companies develop and implement their sales marketing and channel marketing strategies and tactics. Since its founding, PJA has worked with Texas Instruments, Motorola, Acer, Toshiba, Thomson Consumer Electronics, Philips, Symantec, CalComp and 20 smaller start-up companies.

I-STORM CYBERSTORE PARTNERSHIPS

       The Company has approached a targeted number of brand-name consumer product companies regarding the I-Storm CyberStore program. As a result, on December 7, 1998, the Company signed a letter of understanding with Sun Microsystems, Inc. ("Sun"), a leading manufacturer and global provider of network computing systems, including UNIX based workstations, microprocessors, Internet/intranet services, and Java(TM) software. Sun's products command a significant share of a rapidly growing segment of the computer industry and are used for many demanding commercial and technical applications in various industries. The Sun Letter of Intent authorizes the Company to do a feasibility study on establishing an I-Storm CyberStore dedicated to exclusively selling Sun and compatible products to retail customers for profit.

       Further, on June 16, 1999, the Company entered into a three-year E-commerce Sales and Marketing Agreement with AIG Warranty Services and Insurance Agency ("AIG"). During the three-year term of the Sales and Marketing Agreement, I-Storm will be the exclusive on-line marketer of AIG's on-line warranties and service contract agreements.

       In 1998, the Company also signed letters of understanding and pursued feasibility studies for the construction of CyberStores, as follows:

       Garden Botanika: Garden Botanika ("GBOT") is a marketer of all-natural personal care products through direct mail and 267 company-owned retail locations. Total GBOT revenue is $114 million per year, of which approximately 5% of revenue is generated through catalog sales. Its catalog business, at 5% of total revenues, is secondary to its retail stores.

       The High-Tech Group: The High-Tech Group ("HTG") is a premier provider of merchandise and membership fee services in the credit card syndication industry, and holds the rights to market products and merchandise to over 75 million existing credit card holders of major oil companies, banks and departments stores such as AMOCO, BP, Bank One, Chase Manhattan, Montgomery Ward and Sears.

       Abercrombie and Kent: Abercrombie and Kent is a specialty provider of luxury vacations and adventure travel to seven continents and over 100 countries.

       Philips Electronics, Inc. Philips Electronics, Inc. is a $39 billion manufacturer of consumer electronics and other products. The Philips Mobile Computing Group ("PMCG") is a product division based in San Jose, California, which is rolling out a line of handheld, sub-notebook, and notebook computers intended for mobile professional users.

       Although PMCG, Garden Botanika, HTG Group and Abercrombie and Kent signed letters of intent with the Company in 1998, there can be no assurance that the Company will enter into final CyberStore Agreements with any of these potential Product Partners, and the Company has not entered into any such agreements as of June 30, 1999. The Company, to date has not constructed CyberStores for these entities, nor has the Company received any revenue from these entities.

LVL COMMUNICATIONS CORPORATION

       LVL, a marketing and internet technology company headquartered in Mountain View, California, has a twelve-year track record of creative and technical success in serving marketers of consumer-oriented technology products. Founded in 1986 by Calbert Lai and Stephen Venuti, and also known as "Lai, Venuti and Lai," LVL specialized in offering a wide range of strategic communication services that help its clients market their products, services and messages to targeted segments of the consumer population. These services included market research, corporate and product market strategy development, identity definition, product branding, consumer and technical media services, advertising and promotion and interactive advertising development. In particular, LVL is a provider of integrated communications to consumers that take advantage of emerging technologies and new media, including electronic communications such as the Internet, the World Wide Web, on-line services, PC-related media (CD-ROMs, multi-media, etc.) was inducted into Inc. Magazine's Hall of Fame as one of the 500 fastest-growing companies in America for six consecutive years from 1991 through 1996.

       LVL's business has been built upon its ability to provide its corporate clients with the intellectual structure and creative resources necessary to design and deliver market communications to appropriate consumer audiences using traditional and new media. In 1997, the Company was named "Agency of the Year" by Marketing Computers magazine for its integration of traditional and new media disciplines to increase a company's marketing efficiencies and effectiveness.

       Although LVL achieved the foregoing recognition for twelve year-operation of its advertising and marketing services business in Silicon Valley, LVL suffered substantial losses in 1997 as a result of the payment default of a major corporate client. Although in 1998 LVL was able to reorganize under Chapter Eleven bankruptcy proceedings with creditor approval, and although the Company has changed its focus from traditional advertising services to providing joint venture-based E-commerce channels and CyberStore development, there can be no assurance that the Company as a newly-reorganized corporation will achieve profitability or remain as a going concern. The Company presently has no revenue from any former LVL advertising services business client.

PRE-MERGER LVL SERVICES AND CLIENTS

       The following is a list of customers that represented $50,000 or more in annual billings for LVL in various twelve-month periods from December 1996 through December 1998:

       Netscape           US Robotics, Inc.           Bay Networks, Inc.           Hewlett-Packard Company

       Disney             Cisco Systems, Inc.         Mitsubishi, Inc.             Bank of America

       Group, Inc.        DirectTV, Inc.              Philips Electronics, Inc.    3COM

       E*Trade            Sun Microsystems, Inc.      Acer, Inc.

       Because of the project-oriented nature of its services, LVL's traditional services revenues tended to be concentrated in a handful of clients at any one time. The Company's largest client accounted for approximately 50% of the Company's revenues for the period commencing January 1, 1998 and ending
December 31, 1998. For the period commencing from July 17, 1998 and ending December 31, 1998, five clients accounted for 79% of the Company's revenue with no client accounting for more than 26.3% of the Company's revenue for that period.

       In March 1999, the Company reorganized its internal corporate structure and terminated the advertising services business formerly handled in LVL Advertising, Inc. The Company phased out this traditional advertising business to focus its managerial, technical and capital resources on its strategy of financing, developing and operating E-commerce storefronts with Product Partners. As a result, the Company presently has no revenue from any former advertising services business client.

I-STORM COMPETITION

       Use of the Internet is growing at very high rates and many well financed companies are operating or developing web-based businesses currently. At the same time, barriers to entry into web-based commerce are low and an extremely large number of individuals and small companies are offering goods of all types for sale over the Internet on web-sites of varying levels of sophistication.

       The markets for the Company's services are highly competitive and are driven by client demands for better service (more effective programs, quicker response times, and implementation of new electronic tools or media) and perceived price and performance of its services. Although the Company has built a market position for itself in its traditional services area, there are few barriers to entry in the advertising business and interactive marketing business. The Company has no significant proprietary technology that would preclude or inhibit competitors from entering the marketing communications market and it expects to face additional competition from new entrants in the market in the future. In particular, the niche that the Company traditionally serves is considered to be an attractive, high-growth segment of the advertising industry. Current and prospective competitors include international, national, and regional advertising agencies, specialized communications firms currently operating in a single medium (such as the Internet), and firms such as CKS Group, Inc. and Think New Ideas, Inc., Organic On-Line, Studio Archetype, and Agency.com which all share the Company's market focus. Although the Company is actively implementing its CyberStore concept in conjunction with Oracle Corporation, a leading global enterprise software supplier, the Company also faces a highly competitive market in this segment of its services. E-commerce competitors include: Claremont, Andersen Consulting, Cambridge Technologies, IBM and EDS.

EMPLOYEES OF THE COMPANY

       As of December 31, 1998, the Company and its subsidiaries employed 26 full-time and one part-time employees. The Company employs highly skilled computer and creative-oriented personnel from the Silicon Valley area. Seven employees had annual salaries of $100,000 or more.

       As of June 30, 1999, the Company and its subsidiaries employed 19 full-time and one part-time employees. The number of employees decreased as a result of the Company's cessation in March 1999 of the advertising line of business, formerly managed by LVL Advertising, Inc. As of June, 1999, six employees have annual salaries of $100,000.

       Neither the Company's nor the subsidiaries' employees are unionized. Management believes that it has good working relations with its employees.

ADDITIONAL RISK FACTORS RELATED TO BUSINESS OPERATIONS

OPERATING LOSSES

       The Company realized significant operating losses in 1997 and 1998. There can be no assurance that the Company will generate profit or positive cash flows from operating activities in the future. The Company terminated its traditional advertising services business in March 1999 and presently receives no revenue from those former clients. If the Company is unable to achieve profitability or positive cash flows from operating activities, it will not be able to meet its working capital or future debt service requirements, which would have a material adverse effect on the Company's ability to continue to operate. See "Financial Statements."

MANAGEMENT OF GROWTH; ONGOING CAPITAL REQUIREMENTS

       The conduct of the Company's business and the continued implementation of its business plans and operations will require the availability of additional funds in the future. While the Company currently has no material commitments for capital or other expenditures, other than as set forth herein, it is the Company's intention to continue to implement the growth of its business and expand its operations, which may require additional financing. If needed, there can be no assurance that the Company will be able to successfully negotiate or obtain additional financing.

NEW E-COMMERCE BUSINESS STRATEGY

       The Company is engaging a new E-commerce business strategy with respect to the partnership of I-Storm CyberStores with brand-name consumer product companies ("Product Partners") to finance, design, develop and operate Internet commercial web-sites. The Company terminated its traditional advertising services business in March 1999. Although the Company believes it has the critical blend of skills necessary to develop and successfully operate such Product Partner ventures, there can be no assurance that the Company will be able to establish or maintain strategic alliances with any Product Partner, or that any associated I-Storm CyberStore will generate sufficient revenue to produce a profit. In addition, I-Storm's ability to maintain its partnerships with Product Partners and develop new Product Partners depends to a significant degree on the quality of its services and its ability to generate revenue and profit from its initial I-Storm CyberStores. Further, the success of I-Storm's CyberStore business will be driven in large part by the strength of the brand-names and product lines of its Product Partners. The Company expects to have little influence on the products and non-Internet-related advertising strategies of its Product Partners.

INDUSTRY CONSOLIDATION, CLIENT RELATIONSHIPS

       The Company's ability to continue to generate new business is dependent upon the Company's continued relationship with key executives of its clients. In addition, consolidation in clients' industries can result in the immediate loss of substantial clients and revenue streams without any advanced notice. Such occurrences can cause the Company to incur substantial and unchanged overhead, while experiencing a rapid loss of revenue. There can be no assurances that such consolidation or loss of clients will not occur in the future.

MARKET ACCEPTANCE OF THE COMPANY'S APPROACH; SERVICE DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE; DEPENDENCE UPON THE INTERNET ABSENCE OF PRESENT CYBERSTORES

       The Company provides an integrated approach to meet the marketing communications and E-commerce needs of its clients. To compete successfully against specialized service providers, the Company believes that its products and services in each marketing communication discipline will need to be competitive with the services offered by the firms that specialize in each discipline. The Company's ability to derive revenues will depend in part upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected. There also can be no assurance that the Company will be successful in providing competitive solutions to clients through its integrated marketing communication services and products, or through the establishment of E-commerce web sites. Failure to do so could result in the loss of existing customers or the inability to attract and retain new clients, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company's strategic business plan contemplates the development of E-commerce CyberStores in conjunction with brand-recognizable Product Partners, there can be no assurance that any such CyberStores will be developed.

HIGH COSTS TO MAINTAIN SKILLED LABOR FORCE

       A high percentage of the Company work force is either highly-skilled computer or creative-oriented personnel, both of which are extremely expensive and contribute to a high monthly payroll compared to other companies of its size and revenues. The Company is headquartered in Mountain View, one of the most expensive areas in the already costly Silicon Valley, where demand for skilled employees and real estate has skyrocketed. Out of the Company's 19 full-time employees, 11 of them are paid salaries of more than $60,000 per year, and of those, 6 have annual salaries in excess of $100,000. As in most service industry companies, the Company's fixed costs are a high percentage of its monthly overhead and cannot be easily or quickly reduced in the event of decrease in business. Such high fixed costs can rapidly cause such a company to operate at a deficit. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's operating result and financial condition.

GOING CONCERN QUALIFICATION

       As discussed elsewhere in this 10-KSB Report, and by the Company's Accountants in the notes to the Financial Statements, the bankruptcy proceedings significantly affected the Company's capital structure, liquidity and capital resources. These factors and others discussed elsewhere and in the notes to the "Financial Statements" raise substantial doubt about the ability of the Company to continue as a going concern and about the ability of the Company to realize its Reorganization Asset. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

VOTING CONTROL BY THE OFFICERS AND DIRECTORS OF THE COMPANY'S COMMON STOCK

       As of June 30, 1999, the Company's executive officers, directors and controlling stockholders directly or beneficially hold most of the outstanding shares of Common Stock. The Company's officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control the Company by being able to nominate and elect a majority of the Company's Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company's officers to carry out those policies.

DEPENDENCE ON KEY PERSONNEL

       The Company is dependent on the efforts of Calbert Lai, co-founder, President and Director, and Stephen Venuti, co-founder, Executive Vice President and General Manager, as well as a group of other talented employees with industry relationships and technical knowledge of the Company's operations. The loss of any of them or the inability of the Company to recruit and train additional key technical and sales personnel in a timely manner, could materially and adversely affect the business of the Company and its future prospects. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company does not maintain key person life insurance policies on any of its officers and employees. The Company intends to provide key man life insurance for Calbert Lai, Steven Venuti, its officers and key employees. If the Company is unable to obtain adequate financing in the near future, it will not be able to retain its existing personnel.

NASDAQ OR AMEX LISTING

       The Plan of Reorganization imposed a requirement that the Company apply for NASDAQ listing within 90 days of the date upon which LVL became a subsidiary of the Company, also known as the "Effective Date" of the Plan.

       The Plan of Reorganization contemplated that the Company would raise sufficient equity financing within 90 days of the Effective Date to satisfy a minimum NASDAQ capital listing requirement of $4,000,000. Because of operational cash flow needs and the expense and time required to prepare an audited financial statements to accompany this Form 10-KSB and other required SEC reports, the Company did not apply for listing on NASDAQ within this time frame, also in part because at the time it could not satisfy the NASDAQ capital listing requirements. Although the Company presently anticipates that it will file shortly for either NASDAQ or AMEX listing, and will promptly complete the filing of all requisite SEC reports, there can be no assurance that the Company will have sufficient capital to meet NASDAQ or AMEX listing requirements or that NASDAQ or AMEX will accept the Company for listing.

       LVL's Plan of Reorganization was approved without objection from creditors. Creditors, however, retain a right to challenge actions of LVL and its parent, the Company, with respect to the implementation of any aspect of the Plan of Reorganization, including a late filing of the NASDAQ application. Presently, no creditor has voiced an objection or presented a formal challenge to any actions taken by LVL or the Company pursuant to the Plan of Reorganization.

ABSENCE OF CASH DIVIDENDS AND NO CASH DIVIDENDS ANTICIPATED

       The future payment by the Company of cash dividends on its Preferred or Common Stock, if any, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company does not anticipate making any cash distributions upon its Preferred or Common Stock in the foreseeable future. The payment of dividends on the Shares is subordinate to the payment of dividends on Series A and B Preferred Stock.

FUTURE SALES OF COMMON STOCK BY MANAGEMENT AND OTHERS

       Under the Plan of Reorganization, 1,095,284 shares of freely tradable Common Stock have been issued to officers, directors or to beneficial owners holding 10% or more of the Company's Common Stock, under an exemption from Securities Act registration, pursuant to Section 1145 of the Bankruptcy Code and Section 3(a)(7) of the 1933 Securities Act, and 2,494,716 shares of freely tradable Common Stock have been issued to those who are not officers, directors or to beneficial owners holding 10% or more of the Company's Common Stock. Of this freely tradable Common Stock, 2,290,756 shares are subject to lock-up agreements restricting their sale for a period of until February 2000. These lock-up agreements may be modified or waived upon the mutual consent of the Company and the placement agent which facilitated the sale in early 1999 of the Company's Series B Cumulative Convertible Preferred Stock.

         Additionally, as of December 31, 1998, 1,597,800 shares of Common Stock that have not been registered pursuant to the Securities Act have been issued to officers, directors or to beneficial holders holding 10% or more of the Company's Common Stock. In the event a public market for the Company's Common Stock were to develop in the future, of which no assurances can be given, sales of this unregistered Common Stock may be made by management and others pursuant and in compliance with the provisions of Rule 144 of the Securities Act. In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume in shares during the four calendar weeks immediately prior to such sales. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Future sales of such shares made under Rule 144 may have an adverse effect on the then prevailing market price, if any, of the Common Stock and adversely affect the Company's ability to obtain future financing in the capital markets as well as create a potential market overhang.

ITEM 2.  DESCRIPTION OF PROPERTY.

       As of December 31, 1998, the Company's headquarters was located on 15,847 square feet of leased office space at 480 Cowper Street, Palo Alto, California 94301. The Company was occupying the space on a month-to-month basis following the expiration of a 15-year lease.

       In March of 1999, the Company moved its headquarters to a leased office facility at 2440 West El Camino Real, Suite 520, Mountain View, California 94040-1400. The new location consists of approximately 11,500 square feet and the Company has entered into a two-year lease for the facility.

ITEM 3.  LEGAL PROCEEDINGS.

PLAN OF REORGANIZATION AND MERGER OF LVL INTO DIGITAL'S WHOLLY-OWNED SUBSIDIARY

       The Company has been reorganized pursuant to a Plan of Reorganization ("Plan of Reorganization") filed by LVL on March 23, 1998, that has recently been confirmed by the United States Bankruptcy Court ("Bankruptcy Court") for the Northern District of California ("Order") without creditor objection on April 16, 1998. The Order approved the merger of LVL into Digital, an inactive public company, or into its wholly-owned subsidiary, and to take a series of steps to protect certain prior creditor interests.

       In contemplation of the merger, on May 6, 1998, I-Storm Acquisition Corp. entered into a Stock Purchase Agreement with the holders of a majority of the common stock of Digital, Chiracahua Company, Melinda Johnson and Leonard Burningham, to purchase 600,000 shares of Digital's outstanding common stock for $150,000, with an option to purchase an additional 100,000 shares of Digital's outstanding common stock from existing shareholders at $2.00 per share, exercisable any time from May 6, 1998 through May 6, 1999.

       Digital had been organized under the laws of the State of Nevada on February 24, 1984, under the name "Interventure." Digital had been an inactive public company from 1989 through 1998, and other than maintaining and restoring the Company's good standing certificate, Digital's only material business operation was to seek prospective business or assets to acquire. Digital had no revenues from 1989 to 1998. In March 1998, Digital voluntarily filed a Form 10-SB with the Securities and Exchange Commission.

       On July 15, 1998, pursuant to the Plan of Reorganization and with appropriate approval from the California Secretary of State's Office, the two wholly-owned subsidiaries of LVL, LVL Interactive, Inc. and LVL Advertising, Inc., merged into LVL, the parent company, leaving LVL as the sole surviving California corporation. On July 17, 1998, the wholly-owned subsidiary of Digital, Digital Acquisition Corporation, merged into LVL, with approval from the California Secretary of State's Office, resulting in LVL becoming the wholly-owned subsidiary of Digital, a Nevada corporation. On July 20, 1998, Digital was renamed "I-Storm, Inc." by amendment to its Articles of Incorporation.

       Under the Plan of Reorganization, the Company will be required to pay certain secured claims, including principal and interest, over a period of five years, in equal quarterly annual installments. Asserted secured claims were held by Dot Printers, Inc., for the amount of $210,000, and by George Rice & Sons, for the amount of $24,589.71. The Company is presently challenging the secured status of these claims, as well as the claims of certain other creditors to approximately $386,500 as secured debt, although there can be no assurance that the Company will prevail in its position. The Company will also retain a prior factoring relationship with Pacific Business Funding Corporation, which has provided a secured receivables line of credit to LVL, prior to the Plan. The Company will also issue 600,000 shares of Series A Preferred Stock to certain unsecured creditors under the Plan. The holders of such Series A Preferred Stock shall have the right to receive cumulative dividends at a rate of $0.05 per share, per year, prior and in preference to any payment of any dividend on the Common Stock of the Company or any other equity security of the Company. The dividends, rights and preferences of the Series A Preferred Stock will also be senior to those of the Common Stock and of any other equity security of the Company. Upon the occurrence of certain Liquidation Preference Events, the holders of Series A Preferred Stock are entitled to receive a preference payment equal to $6.67 per share for each share of Series A Preferred Stock, plus an amount equal to all declared but unpaid dividends thereon, prior to any distribution of funds and assets to any other class of shareholder. Such Liquidation Preference Events are the liquidation, dissolution or winding up of the Company, or the sale, merger or combination of Company, a public offering in excess of $25 million, a merger or consolidation of the Company in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of all or substantially all of Company's assets. Should there be insufficient assets to permit payment of the foregoing in full to all holders of the Series A Preferred Stock, then the assets of the Company will be distributed ratably to the holders of Series A Preferred Stock and then to the Common Stock of the Company.

       Although the Board of Directors authorized the issuance of 600,000 shares of Series A Preferred Stock on July 23, 1998, the Company has awaited the final determination by the Bankruptcy Court of the pool of unsecured creditors that will be entitled to share on a pro rata basis in accordance with their claims, in order to make an appropriate issuance of such Series A Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ISTM." The Company's shares of Preferred Stock are not listed on any exchange or quoted on the OTC Bulletin Board. Prior to the third quarter of 1998, there was no public market for the Company's Common Stock. Only a limited public market for the Company's Common Stock existed in the third and fourth quarters of 1998 and bid prices may not be indicative of fair market value or a sustained trading market. The range of high and low bid information for the Company's Common Stock for each full quarterly period during the Company's last two fiscal years, is as follows:


                      PERIOD                   HIGH BID               LOW BID
                      ------                   --------               -------
           Fiscal 1997
           -----------
                    1st quarter                   -                      -
                    2nd quarter                   -                      -
                    3rd quarter                   -                      -
                    4th quarter                   -                      -

           Fiscal 1998
           -----------
                    1st quarter                   -                      -
                    2nd quarter                   -                      -
                    3rd quarter                 $7.00                  $0.25
                    4th quarter                 $4.00                  $0.25

           Fiscal 1999
           -----------
                    1st quarter                 $10.75                 $3.25
                    2nd quarter                 $8.00                  $3.50

       These quotations were obtained from OTC Electronic Bulletin Board quarterly quote summaries, and reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. Trades were not made on a daily basis. On December 30, 1998, the closing bid price for the Company's Common Stock was $3.50. As of the same date, there were 274 holders of record of Common Stock. As of June 30, 1999, the closing bid price was $4.125 and the number of holders of record was 244.

       The trading price of the Company's Common Stock has been and in the future is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, the timing of commencement or completion of client projects, reductions or increases in client spending on marketing communications services, announcements of new services or business acquisitions by the Company or its competitors, and the gain or loss of client accounts, and stock market related influences, such as changes in estimates of securities analysts, the presence or absence of short-selling of the Company's stock, and events affecting other companies that the market deems to be comparable to the Company. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many high technology and Internet-related companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near any current or previous level.

       The Company currently intends to retain future earnings to fund the development and growth of its business and therefore does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

SALES OF UNREGISTERED STOCK

PRIVATE PLACEMENT OFFERING OF THE SERIES C PREFERRED STOCK

       The Company has recently raised a total of $4,550,000 in gross proceeds from a private placement offering of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25. The offering of such Series C Preferred Stock ("the Offering") commenced on February 22, 1999 and concluded on May 31, 1999. A total of 371,429 shares of Series C Preferred Stock were offered and sold by the Company with the assistance of financial consultants who received a consulting fee equal to 12% of gross proceeds or $546,000. Additionally, certain consultants received warrants to purchase 2,040 shares of Series C Preferred Stock at an exercise price of $12.25. After deducting the consulting fees, a total of $4,004,000 in proceeds was received by the Company from the Offering. The net proceeds are being used for the development of I-Storm E-commerce stores, for normal operating expenses during the Company's development stage, and for general working capital purposes.

       The Series C Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15, and November 15, of each year, payable at the option of the Company either in shares of Series C Preferred Stock or in cash. The right of the Series C Preferred Stock to payment of either cash or common stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock or Series B Preferred Stock. The shares of Series C Preferred Stock are convertible into Common Stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing 11 months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions.

Each share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after one year from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until 12 months thereafter.

PRIVATE PLACEMENT OFFERING OF SERIES B PREFERRED STOCK

       The Company raised a total of $4,996,439 in gross proceeds from a private placement offering of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25. The offering of such Series B Preferred Stock ("the Offering") commenced on December 11, 1998 and concluded on February 18, 1999. A total of 407,900 Shares of Series B Preferred Stock were offered and sold through Weatherly Securities Corp. ("Weatherly"), a placement agent which received a 10% placement fee and a 3% non-accountable expenses allowance, or 13% of the gross proceeds of the sale of such Series B Preferred Stock Offering, less certain expenses, for a total of $599,512. Weatherly also received as compensation for the Offering Warrants to purchase 40,790 shares of Series B Preferred Stock. After deducting the placement agent's fees and expenses, a total of $4,396,927 in proceeds was received by the Company from the Offering. The majority of such proceeds was used to fully retire its outstanding bridge loans, which had been incurred both pre- and post-bankruptcy; to almost fully retire its loans under a factoring agreement, and to pay down many of its outstanding expenses and professional fees. The balance of the proceeds is being used for the development of I-Storm CyberStores and for general working capital purposes.

       The Series B Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15 and November 15 of each year, payable at the option of the Company either in shares of Series B Preferred Stock or in cash. The right of the Series B Preferred Stock to payment of either cash or common stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock. The shares of Series B Preferred Stock are convertible into Common stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing 11 months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions. Each Share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after four years from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until 12 months thereafter.

BRIDGE FINANCING

       Prior to confirmation of the Plan of Reorganization, Trident III, L.L.C. ("Trident") provided LVL $600,000 in pre-confirmation bridge financing, which has been used for reorganization costs and for working capital purposes. In consideration and repayment of this pre-confirmation bridge financing, Trident has been issued 600,000 shares of non-voting Common Stock in the Company, redeemable at $1.00 per share, and 440,000 shares of non-redeemable voting Common Stock. These shares were issued pursuant to the Order and Plan of Reorganization and are exempt from registration under the federal securities laws pursuant to Section 1145 of the Bankruptcy Code.

       Trident has also provided $258,000 in post-confirmation bridge financing to the Company for reorganization and working capital purposes. In partial consideration for this post-confirmation bridge financing, Trident has been issued an additional 91,200 shares of non-redeemable non-voting Common Stock in the Company which is unregistered Common Stock subject to Rule 144 restrictions. Trident was also entitled to receive interest, at a rate of 10% per annum, on any outstanding unpaid balance of the total of $258,000 in post-confirmation bridge financing which it has provided to the Company in connection with the reorganization. In January 1999, Trident was repaid all post-confirmation bridge financing with accrued interest from the proceeds of the Series B Preferred Stock offering.

       The Company also received $100,000 in pre-confirmation bridge financing, used for reorganization costs and working capital purposes as follows: a $50,000 Promissory Note from Pac Rim Access Group, Inc., repayable with accrued interest at a rate of 10% per annum; and a $50,000 Promissory Note from Masamitsu Ishihara, repayable with accrued interest at a rate of 10% per annum. In January 1999, these amounts were repaid in full from the proceeds of the Series B Preferred Stock offering.

       The Company has received an additional $300,000 in post-confirmation bridge financing (the "July 1998 Bridge Financing") as follows: (i) a $150,000 Promissory Note from Four M International, repayable with accrued interest at a rate of 10% per annum; and (ii) $75,000 in Promissory Notes from each of Frederick Meyers and Richard David, for a total of $150,000, repayable with accrued interest at a rate of 10% per annum. Each of the foregoing Promissory Notes will be paid from the earlier of the First Closing of this Offering, or July 31, 1999. As part of the July 1998 Bridge Financing, the Company issued warrants to purchase Common Stock of the Company, exercisable at $0.001 per share to each of these bridge financiers as follows: (i) 60,000 warrants to Four M International; and (ii) 30,000 warrants, to each of Frederick Meyers and Richard David, for a total of 60,000 warrants. The proceeds of this bridge financing was used for reorganization costs and working capital purposes. In January 1999, these amounts were repaid in full from the proceeds of the Series B Preferred Stock offering.

       The Company received an additional $425,000 in post-confirmation bridge financing (the "September 1998 Bridge Financing") as follows: (i) a $300,000 Promissory Note from the Security Trust IRA for Robert L. Wilson, repayable with accrued interest at a rate of 10% per annum; (ii) a $100,000 Promissory Note from Wink Capital Management, Ltd., repayable with accrued interest at a rate of 10% per annum; and (iii) a $25,000 Promissory Note from Philip Cory Roberts, repayable with accrued interest at a rate of 10% per annum. As part of the September 1998 Bridge Financing, the Company issued warrants to purchase Common Stock of the Company, exercisable at $0.001 per share to each of these bridge financiers as follows: (i) 120,000 warrants to Security Trust IRA for the benefit of Robert
L. Wilson, or its designees; (ii) 40,000 warrants to Wink Capital Management, Ltd.; and (iii) 10,000 warrants to Philip Cory Roberts. The proceeds of this bridge financing were used for working capital purposes. In January 1999, these amounts were repaid in full from the proceeds of the Series B Preferred Stock offering.

ISSUANCE OF COMMON STOCK AND OPTIONS TO CONSULTANTS

       In August 1998, the Board approved the issuance of shares of Common Stock to certain consultants for strategic management and financial consultants of the Company as follows: Benchmark Equity Group, Inc. ("Benchmark"), 557,800 shares; Jeffrey W. Tomz, 42,200 shares; Fordham Financial Management, Inc., 100,000 shares; Weatherly Securities Corp. 1,000,000 shares; Pound Capital, Inc, 225,000 shares; and New Leaf, L.L.C., 75,000 shares. Benchmark received an additional 40,000 shares in January 1999 related to further bridge financing services.

       In July 1999, the Board approved the grant of performance based options to purchase 150,000 shares of Common Stock of the Company to NSA, a provider of business consulting services, exercisable at $2.25 per share. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

       In July 1999, the Board approved the grant of performance based options to purchase 10,000 shares of Common Stock of the Company to each of Mary Su and Jerry Klemushin, a provider of business consulting services, exercisable at $2.25 per share. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

       In April 1999, consultant Michael Kane became entitled, subject to Board approval, for services rendered, to 10,000 options exercisable at $6.37 per share.

       In May 1999, Mackenzie Shea, Inc. or its designees became entitled, subject to Board approval, to a warrant to purchase 2,040 shares of Series C Preferred Stock, exercisable for five years for a price of $12.25 per share.

       The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities were appropriately legended.

ISSUANCE OF COMMON STOCK, OPTIONS AND WARRANTS PURSUANT TO THE ORDER AND PLAN OF REORGANIZATION

       On July 23, 1998, the Board of Directors approved the issuance of certain shares of Common Stock, Series A Preferred Stock and warrants in accordance with the Order of the Bankruptcy Court, confirming the Plan of Reorganization. Such shares of Common Stock, Series A Preferred Stock, and warrants, and the Common Stock underlying such warrants are or will be issued pursuant to Section 1145 of the United States Bankruptcy Code, and as such, are exempt from registration under the federal securities laws, except with respect to an underwriter of such securities.

       The Board approved issuances of Shares of Common Stock, Series A Preferred Stock and warrants as follows: Calbert Lai, 297,642 shares of Common Stock; Stephen Venuti, 297,642 shares of Common Stock; Don Sanders, 4,016 shares of Common Stock; Mackenzie Shea, Inc., or its designees, 500,000 shares of Common Stock; Thomas A. Schultz, or his designees, 500,000 shares of Common Stock; and 440,000 shares of Common Stock to Trident III, L.L.C.

       The Company, pursuant to the Order and Plan of Reorganization, also issued 600,000 shares of non-voting common Stock to Trident III, L.L.C. which was initially redeemable at $1.00 per share. In January 1999, Trident III, L.L.C. notified the Company that it wished to waive the right to redeem this Common Stock; accordingly, Trident III, L.L.C. presently holds 600,000 shares of non-redeemable non-voting stock, issued pursuant to the Order and Plan of Reorganization.

       In accordance with the Order and Plan of Reorganization, the Company also issued 25,000 warrants to purchase Common Stock, exercisable at $0.50 per share, to Mascia and Associates and 50,000 warrants to Pacific Business Funding, Inc., both creditors under the Plan. The Company also authorized the issuance of 275,000 service warrants, exercisable at $0.50 per share, to various service providers, all in accordance with the Plan.

       Each of the foregoing shares of Common Stock, Series A Preferred Stock, and the common stock underlying the exercise of the warrants, except for shares of Common Stock issued to Trident III, L.L.C., were issued subject to an eighteen-month lock-up agreement negotiated between the Company and its placement agent for Series B Preferred Stock, as required by the Bankruptcy Court. Pursuant to the Bankruptcy Court's instructions, releases from the lock-up agreement were on a pro rata basis. As of December 31, 1998, the placement agent and the Company had agreed to release ten percent (10%) of the foregoing securities from the lock-up. The shares of Calbert Lai and Stephen Venuti are also subject to a further lock-up imposed by the Bankruptcy Court . Shares of Messrs. Lai and Venuti may only be released the earlier of the time of thirty-six months after July 17, 1999,a liquidation preference event, or the date the closing bid price reported on the NASDAQ market system for the common stock of I-Storm has exceeded the conversion price of the Series A Preferred Stock for the consecutive trading days.

EMPLOYEE STOCK OPTION PLAN UNDER THE PLAN OF REORGANIZATION ("1998 A STOCK OPTION PLAN")

       In August 1998, the Board approved the establishment of an employee stock option plan ("the 1998 A Stock Option Plan") consisting of options to purchase 1.4 million shares of Common Stock, pursuant to the Plan of Reorganization, and the options and underlying stock set aside for issuance upon exercise of such warrants are also exempt from registration under Section 1145 of the Bankruptcy Code. As of December 31, 1998, options to be issued from the 1998 A Stock Option Plan were as follows:
Calbert Lai, 600,000 options, Stephen Venuti, 300,000 options Timothy Cohrs, 75,000 options, Stuart Mangrum, 127,500 options, David Beach, 100,00 options. The remaining 197,500 options were distributed among 30,000 employees and consultants with no recipient being distributed more than 10,000 options.

       All of the 1998 A Stock Option Plan options are exercisable at $0.50 per share. Except for options granted to Calbert Lai and Stephen Venuti, all such options will vest ratably over a period of three years on an annual basis. With respect to Messrs. Venuti and Lai, one-half of these options will vest ratably over a period of not less than three years from the date of grant, and the remaining one half shall not vest until the Company has had sales of at least $12 million for any 12 consecutive month period and the Company is profitable on a quarterly basis through the same 12 month period.

ADDITIONAL EMPLOYEE STOCK OPTION PLAN

       In June 1999, the Board approved the establishment of an employee stock option plan proposed in 1998 consisting of 1.5 million shares of common stock. Such options and the stock underlying such options shall not be exempt from registration under the federal securities laws.

FORWARD LOOKING STATEMENT

       This Management's Discussion and Analysis contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe, " "estimate, " "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATION

       On April 16, 1998, the Company's Reorganization Plan was confirmed by the United States Bankruptcy Court and the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a net reduction of approximately $6,734,000 in principal and accrued interest on the Company's Accounts Payable. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after July 17, 1998 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 1 to the accompanying consolidated financial statements for information on consummation of the Plan of Reorganization and implementation of Fresh Start Reporting. To facilitate a meaningful comparison of the Company's operating performance in fiscal years 1998, 1997 and 1996, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. Consequently, the prior years' information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

       The Company's net loss for the year ended December 31, 1998 was approximately $5,183,000 and arose primarily as a result of operating losses and expenses associated with the Company's reorganization and subsequent merger with Digital. The Company's net loss for the year ended December 31, 1997 was approximately $2,872,000, primarily due to operating losses. The Company's operating loss for the year ended December 31, 1998 was $4,701,000 as compared to an operating loss of $2,438,000 for the year ending December 31, 1997. The increase in operating loss of approximately $2,263,000 was caused primarily by a decline in gross profit from the prior year of approximately $1,563,000 and an decrease in operating expenses of approximately $932,000. Included in the fiscal 1998 net loss is non-cash depreciation and amortization of approximately $280,000 due primarily to amortization of the Company's Reorganization asset of $3,060,000 million as of December 31, 1998.

       Revenue for the years ended December 31, 1998 and 1997 were $2,913,000 and $6,108,000, respectively, a decrease of approximately $3,195,000 due to the change in focus of the Company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing E-commence partnerships. Gross profit for the years ended December 31, 1998 and 1997 were $439,000 and $2,002,000, or 15% and 33 % of sales, respectively. The decrease in gross profit was primarily a result of the Company's shift away from advertising service revenue toward E-commerce development activities.

       Operating expenses for the years ended December 31, 1998 and 1997 were $7,614,000 and $8,546,000, respectively. The decrease in operating expenses of approximately $932,000 from the period a year earlier was primarily due to financial consultants fees and attorneys' fees of $406,000 related to the Company's reorganization, merger, and financing activities.

       Interest and Other expenses for the years ended December 31, 1998 and 1997 were $482,000 and $434,000, respectively. As of December 31, 1998, the outstanding debt of the Company was approximately $1,457,000, primarily all of which is classified as current.

       The Company's auditors issued a going concern report. There can be no assurance that management's plans to reduce working capital deficiency or obtain additional financing will be successful.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1998, the Company had current assets of $312,000 and $778,000 in December, 31, 1997, while cash and cash equivalents were $5,000 at year end 1998 compared to $0 at year end 1997. The Company's working capital (deficit) at December 31, 1998 was $(3,445,000) as compared with a working capital (deficit) of $(7,956,000) at December 31, 1997. This decrease in the working capital (deficit) of approximately $4,558,000 is the result of a reduction of Current Liabilities of $5,010,000 offset by an decrease of Current Assets of $462,000.

       As of December 31, 1998, the Company owed $1,457,000 under notes payable to certain shareholders. The Company also has a Factoring Agreement in place with a lender secured by the Company's accounts receivable and other assets, with a factoring liability as of December 31, 1998 of $1,144,000 up from $821,000 as of December 31, 1997. The Company is in compliance with all material covenants of the shareholder notes payable and Factoring Agreement as of year end 1998.

       For the year ended December 31, 1998, net cash utilized by operations was $1,907,000 compared to cash utilization of $321,000 for the year ended December 31, 1997, primarily as a result of the Company's Reorganization and a net loss for the year of $5,183,000.

       As of December 31, 1998, Company management believes that the current cash balance, cash from operations, and anticipated borrowings will not be sufficient to meet the Company's liquidity needs for the next 12 months. The Company is pursuing additional equity investment to fund its operating expenses and working capital needs for the coming year. There can be no assurance that the Company will be able to obtain sufficient capital under acceptable terms to fund its operations and investment strategy. Without additional capital, there is substantial doubt about the ability of the Company to continue as a going concern and about the ability of the Company to realize its Reorganization Asset.

INVESTING

       Capital expenditures for the years ended December 31, 1998 and 1997 were $12,000 and $287,000, respectively.

FINANCING

PRIVATE PLACEMENT OFFERING OF SERIES C PREFERRED STOCK

       The Company has recently raised a total of $4,550,000 in gross proceeds from a private placement offering of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25. The offering of such Series C Preferred Stock ("the Offering") commenced on February 22, 1999 and concluded on

May 31, 1999. A total of 371,429 Shares of Series C Preferred Stock were offered and sold by the Company with the assistance of financial consultants who received a consulting fee equal to 12% of the gross proceeds or $546,000. After deducting the consulting fees, a total of $4,004,000 in proceeds was received by the Company from the Offering. The net proceeds are being used for the development of I-Storm E-commerce stores, for normal operating expenses during the Company's development stage, and for general working capital purposes.

       The Series C Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15, and November 15, of each year, payable at the option of the Company either in shares of Series C Preferred Stock or in cash. The right of the Series C Preferred Stock to payment of either cash or common stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock. The shares of Series C Preferred Stock are convertible into Common stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing 11 months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions. Each Share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after one year from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company.

       The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until 12 months thereafter.

PRIVATE PLACEMENT OFFERING OF SERIES B PREFERRED STOCK

       The Company raised a total of $4,996,775 in gross proceeds from a private placement offering of Series B Cumulative Convertible Preferred Stock ("Series
B Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25. The offering of such Series B Preferred Stock ("the Offering") commenced on December 11, 1998 and concluded on February 18, 1999. A total of 407,900 Shares of Series B Preferred Stock were offered and sold through Weatherly Securities Corp. ("Weatherly"), a placement agent which received a 10% placement fee and a 3% non-accountable expenses allowance, or 13% of the gross proceeds of the sale of such Series B Preferred Stock
Offering, less certain expenses, for a total of $599,512. Weatherly also received as compensation for the Offering Warrants to purchase 40,790 shares of Series B Preferred Stock. After deducting the placement agent's fees and expenses, a total of $4,259,306 in proceeds was received by the Company from the Offering. The majority of such proceeds was used to fully retire its outstanding bridge loans, which had been incurred both pre- and post-bankruptcy; to almost fully retire its loans under a factoring agreement, and to pay down many of its outstanding expenses and professional fees.

The balance of the proceeds is being used for the development of I-Storm CyberStores and for general working capital purposes.

       The Series B Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15 and November 15 of each year, payable at the option of the Company either in shares of Series B Preferred Stock or in cash. The right of the Series B Preferred Stock to payment of either cash or common stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock. The shares of Series B Preferred Stock are convertible into Common stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing 11 months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions. Each Share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after four years from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until 12 months thereafter.

BRIDGE FINANCING

       Prior to confirmation of the Plan of Reorganization, Trident III, L.L.C. ("Trident") provided LVL $600,000 in pre-confirmation bridge financing, which has been used for reorganization costs and for working capital purposes. In consideration and repayment of this pre-confirmation bridge financing, Trident has been issued 600,000 shares of non-voting Common Stock in the Company, redeemable at $1.00 per share, and 440,000 shares of non-redeemable voting Common Stock. Trident has also provided $228,000 in post-confirmation bridge financing to the Company for reorganization and working capital purposes. In partial consideration for this post-confirmation bridge financing, Trident has been issued additional 91,200 shares of non-redeemable non-voting Common Stock in the Company. Trident is also entitled to receive interest, at a rate of 10% per annum, on any outstanding unpaid balance of the total of $228,000 in post-confirmation bridge financing which it has provided to the Company in connection with the reorganization. In January 1999, Trident converted $600,000 in pre-confirmation bridge financing into 600,000 shares of non-voting Common Stock. In January 1999, Trident has been repaid all post-confirmation bridge financing with accrued interest.

       The Company also received $100,000 in pre-confirmation bridge financing as follows: a $50,000 Promissory Note from Pac Rim Access Group, Inc., repayable with accrued interest at a rate of 10% per annum; and a $50,000 Promissory Note from Masamitsu Ishihara, repayable with accrued interest at a rate of 10% per annum. Each of the foregoing Promissory Notes will be paid from the earlier of the First Closing of this Offering or April 8, 1999. In January 1999, these amounts were repaid in full.

       The Company has received an additional $300,000 in post-confirmation bridge financing (the "July 1998 Bridge Financing") as follows: (1) a $150,000 Promissory Note from Four M International, repayable with accrued interest at a rate of 10% per annum; (2) $75,000 in Promissory Notes from each of Frederick Meyers and Richard David, for a total of $150,000, repayable with accrued interest at a rate of 10% per annum. Each of the foregoing Promissory Notes will be paid from the earlier of the First Closing of this Offering, or July 31, 1999. As part of the July 1998 Bridge Financing, the Company issued warrants to purchase Common Stock of the Company, exercisable at $0.001 per share to each of these bridge financiers as follows: (1) 60,000 warrants to Four M International; and (2) 30,000 warrants, to each of Frederick Meyers and Richard David, for a total of 60,000 warrants. In January 1999, these amounts were repaid in full.

       The Company has received an additional $425,000 in post-confirmation bridge financing (the "September 1998 Bridge Financing") as follows: (1) a $300,000 Promissory Note from the Security Trust IRA for Robert L. Wilson, repayable with accrued interest at a rate of 10% per annum; (2) a $100,000 Promissory Note from Wink Capital Management, Ltd., repayable with accrued interest at a rate of 10% per annum; and (3) a $25,000 Promissory Note from Philip Cory Roberts, repayable with accrued interest at a rate of 10% per annum. As part of the September 1998 Bridge Financing, the Company is presently issuing warrants to purchase Common Stock of the Company, exercisable at $0.001 per share to each of these bridge financiers as follows: (1) 120,000 warrants to Security Trust IRA for the benefit of Robert L. Wilson, or its designees;
(2) 40,000 warrants to Wink Capital Management, Ltd.; and (3) 10,000 warrants to Philip Cory Roberts. In January 1999, these amounts were repaid in full.

       The Company owed approximately $1,083,000 in short-term debt financing at December 31, 1998. All of such short-term debt was subsequently repaid from the proceeds of the Series B Stock Offering in January 1999.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

       The Company's operating loss for the year ended December 31, 1997 was $2,438,000 as compared to an operating loss of $3,497,000 for the same period in 1996. This decrease in operating loss was primarily attributable lower operating expenses resulting from the downsizing of Company operations.

       The Company's sales for the years ended December 31, 1997 and 1996 were $6,108,000 and $8,321,000, respectively. The decrease in sales of approximately $2,213,000 is primarily attributable to the loss of a major client and the Company's inability to replace lost revenue with new clients during the year.

       Cost of sales for the years ended December 31, 1997 and 1996 were $4,106,000 and $3,805,000 or 67% and 46% of sales, respectively. Gross profit for the years ended December 31, 1997 and 1996 were $2,002,000 and $4,516,000 or 33% and 54% of sales, respectively.

       Operating expenses for the years ended December 31, 1997 and 1996 were $4,440,000 and $8,013,000, respectively. Interest expense for the years ended December 31, 1997 and 1996 was $320,000 and $225,000, respectively. As of December 31, 1997, the outstanding debt of the Company was approximately $8,161,000.

CASH USED FOR OPERATIONS

       For the year ended December 31, 1997, cash used for operations was $321,000 as compared to $959,000 of cash generated from operations for the year ended December 31, 1996. The Company intends to use future debt or equity financing or debt-to-equity conversions to help satisfy past due amounts and to pay down its debt obligations. There is no assurance that the Company will be able to raise the necessary capital under acceptable terms, in any, or succeed in its attempt to convert debt to equity. Should the Company fail to raise necessary cash, it runs the risk of ceasing operations or being forced to reorganize through bankruptcy.

YEAR 2000 READINESS DISCLOSURE

       This Readiness Disclosure is provided to advise of I-Storm's Year 2000 Compliance program for both I-Storm's internal systems and web sites designs. As used herein, "Year 2000 Compliant" means that I-Storm has confirmed that under the conditions of I-Storm's internal testing, I-Storm's internal systems and web sites designs will perform as follows: (i) date calculations will neither cause any abnormal termination of performance nor generate inconsistent results and (ii) when sorting by date, all records will be sorted in accurate sequence. Please note that this Readiness Disclosure is not provided as a certification, representation, warranty or guarantee, express or implied, regarding Year 2000 Compliance and does not create or modify any contractual relationships.

       I-Storm has allocated both personnel and other resources towards achieving the Year 2000 Compliance of all of I-Storm's internal systems. In implementing its Year 2000 Compliance program, I-Storm has identified and inventoried all Year 2000 sensitive components in our internal systems and are working to achieve the Year 2000 Compliance of all its components. I-Storm has also made reasonable efforts to contact all vendors and suppliers that provide I-Storm with Year 2000 sensitive components in order to determine the compliance of such components. It is the intent of I-Storm's Year 2000 Compliance program to either repair or replace any components of our internal systems which are determined not to be Year 2000 Compliant.

       I-Storm is working towards full Year 2000 Compliance for all of its products and services. Because I-Storm does not control other companies' products, including other companies' hardware and software, I-Storm does not promise that any other companies' products or software will not suffer any errors or malfunctions related to Year 2000. While I-Storm tests all of its web site designs, I-Storm does not certify that these sites will perform as tested when used with other companies' products, when modified or customized, or when used under circumstances not reflected in the testing

I-Storm has performed. To date, I-Storm has not encountered any problems associated with Year 2000 Compliance in its products, services, or internal systems, and will continue to take all reasonable steps to ensure the same.

       In 1998, I-Storm incurred insignificant costs with respect to Year 2000 compliance expenses. I-Storm expects that it may incur approximately $70,000 in 1999 for Year 2000 compliance costs Although I-Storm foresees no other significant Year 2000 compliance expenses, there is always a possibility of unforeseen further expenses in 1999 and beyond with respect to Year 2000 compliance.

ITEM 7.  FINANCIAL STATEMENTS.

       See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On July 23, 1998, the Board of Directors of the Company approved the engagement of Arthur Andersen LLP as independent public accountants for the Company. The Company had no disagreements with its former accountants, Petrovich and Pugh (former accountants for LVL), or Jones, Jensen & Co. (former accountants for Digital). The former accountants did not resign or decline to stand for reelection. The former accountants' reports on the financial statement did not for either of the past two years contain an adverse opinion or disclaimer of opinion other than a report of risk of failure to continue as an ongoing concern; nor were such reports modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The Company has established a five-member Board of Directors. On June 30, 1999, members of the Board of Directors were as follows:


                     NAME                 AGE                    OFFICE
                     ----                 ---                    ------
          Frank M. DeLape                  44      Director and Chairman of the Board
          Calbert Lai                      42      Director
          Thomas A. Schultz                48      Director
          John Matthews                    38      Director
          Matthew Howard                   58      Director

       FRANK M. DELAPE, Chairman of the Board. Mr. DeLape has served as the CEO of Benchmark Equity Group, Inc. (Benchmark) since its formation in April 1994. Through Benchmark and its affiliates, Mr. DeLape has financed a number of public companies in a multiple of industries such as telecommunications, internet-services, retailing, business services and computer technology. Mr. DeLape also served as a director of THINK New Ideas, Inc. from January 1996 until February 1998. Mr. DeLape has served as President, Secretary, Treasurer and a director of Oak Tree Capital, Inc., a financial consulting firm, since its formation in January 1996.

       CALBERT LAI, Director. Co-founder and President of the Company since 1986, Mr. Lai has developed and expanded LVL's core business and product lines, and has directed the Company's strategic marketing and consulting business for highly recognizable brand names in the technology industry, such as IBM, Netscape, Hewlett-Packard, Sun Microsystems, Cisco Systems, Mitsubishi Electronics America, Acer Group, Fujitsu PC Corporation, 3COM/PalmPilot, NEC, Philips Mobile Computer Group and Egghead.Com. A recognized expert in the marketing of technology products to consumers and end users, Mr. Lai was responsible for the launch into U.S. retail channels of the Acer PC, in 1993, and the PalmPilot(TM), in 1996.

       THOMAS A. SCHULTZ, Director. Mr. Schultz is a consultant to the Company and a director. He has been the President and Chief Executive Officer of Vista Technologies, Inc., a public surgical center firm from February 1996 to March 1997. Prior to joining Vista Technologies, Inc., Mr. Schultz served as Chairman/Chief Executive Officer of Crystallume, a public corporation, from February 1986 to January 1996. Mr. Schultz also serves on the Board of Directors of Adrenalin Corporation, a public company. He is a CEO and director of Cellgate, Inc., a private corporation and a director of Security Capital Management and Electronic Design, Inc., also private corporations.

       MATTHEW HOWARD, Director. Mr. Howard is a thirty-year veteran in executive management for major U.S. retailers. Mr. Howard has served as Senior Executive Vice President of both Marketing and Merchandising for Sears, as President of Computer City, a subsidiary of Tandy Corporation, and as an Executive Vice President of Montgomery Ward.

       JOHN MATTHEWS, Director. In June 1999, the Board appointed John Matthews to fill a vacancy left by Richard Snyder in April 1999. Mr. Matthews has been the Chairman of the Board and Chief Executive Officer of Weatherly Securities Corp. since June 1996. Mr. Matthews previously served as the Chief Operating Officer of Americorp Securities, Inc., a New York based investment-banking firm, from June 1992 to May 1996. From 1990 to 1992, Mr. Matthews was a Vice President of Vantage Securities, Inc., an investment-banking firm located in Melville, New York. In 1990, prior to entering the securities industry, Mr. Matthews served as a Director of the New York Office of Senator Daniel Patrick Moynhihan (D-NY). His responsibilities included managing the Senator's staff, coordinating all intergovernmental relations in New York, serving as the Senator's senior ombudsman, as well as directing legislative initiatives and constituent services for the State of New York.

       From August 1, 1998 to April 1999, Richard Snyder, 53, served as a member of the Board of Directors. Mr. Snyder had served as Senior Vice President and General Manager of Dell Computers Americas and as Senior Vice president of World Wide Sales, Marketing and Support for Compaq Computer Corporation. Mr. Snyder also spent 18 years at Hewlett-Packard where he headed the $5 billion Ink Jet printer business and was responsible for achieving a 65% market share and creating the "Desk Jet" brand. Mr. Snyder currently serves on the Board of Directors of VTEL Corp., InfinOp, Inc. and Guardian-On-Board, Inc. Mr. Snyder left the Board of Directors in April 1999, and his vacancy was filled by the appointment of John Matthews in June 1999.

       The Company pays outside Board members a per diem of $1,000 per day and reimburses directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals. In addition, for services as a Board member, the Company has granted outside Board members options to purchase 25,000 shares of the Company's Common Stock at $3.50 per share which vest over one year, and the Chairman of the Board will receive options to purchase 50,000 shares at $3.50 per share which shall also vest over one year.

       All directors hold office for terms of one (1) year and until the next annual meeting of stockholders scheduled to vote on such class of Directors and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

       AUDIT COMMITTEE. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Thomas Schultz, Chairman of the Audit Committee, Matthew Howard and Richard Snyder were members of the 1998 Audit Committee. Mr. Matthews has replaced Mr. Snyder as a member of the 1999 Audit Committee.

       COMPENSATION COMMITTEE. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Frank DeLape, Thomas Schultz and Matthew Howard were members of the Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

       Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended March 31, 1998, and
(iii) any known
failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows: Calbert Lai: one late report and one transaction not reported on a timely basis; Steven Venuti: one late report and two transactions not reported on a timely basis: Thomas Schultz, one late report; Frank DeLape, one late report; Matthew Howard, one late report and Richard Snyder, one late report. Such late reports have subsequently been filed.

ITEM 10.  EXECUTIVE COMPENSATION.

       The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's three most highly compensated executive officers serving at the end of the year ended December 31, 1998 whose compensation was in excess of $100,000.

                                                                              LONG-TERM COMPENSATION
                                                                      -------------------------------------
                                 ANNUAL COMPENSATION                           AWARDS              PAYOUTS
                 -------------------------------------------------    ------------------------    ---------
                                                                                    SECURITIES
    NAME AND                                            OTHER         RESTRICTED    UNDERLYING       LTIP       ALL OTHER
   PRINCIPAL        YEAR   SALARY($)   BONUS($)         ANNUAL           STOCK       OPTIONS/     PAYOUTS($)   COMPENSATION
    POSITION                                       COMPENSATION($)     AWARDS($)     SARS(#)                       ($)
---------------   -------  ---------  ---------   ----------------   ------------  ------------  ------------  -------------
Calbert Lai         1998    150,000       0              N/A               0         600,000          0           N/A
President and       1997    124,719       0              N/A               0            -             0           N/A
Treasurer           1996    332,500       0              N/A               0            -             0           N/A

                    1998    150,000       0              N/A               0         300,000          0           N/A
Stephen Venuti      1997    124,719       0              N/A               0            -             0           N/A
Vice President      1996    332,500       0              N/A               0            -             0           N/A

                    1998    260,000(1)    0              N/A               0          75,000          0           N/A
Timothy Cohrs       1997    180,520       0              N/A               0            -             0           N/A
Vice President      1996     87,670(1)    0              N/A               0            -             0           N/A

Stuart Mangrum      1998    104,428       0              N/A               0         127,500          0           N/A
Vice President      1997     59,492(2)    0              N/A               0                          0           N/A
                    1996       -          0              N/A               0                          0           N/A


David Beach         1998     97,435       0              N/A               0         100,000          0           N/A
Chief Information   1997     74,374       0              N/A               0                          0           N/A
Architect           1996     63,587       0              N/A               0                          0           N/A

(1) Mr. Cohrs entered into an employment agreement with LVL Communications Corporation in July 1996. Mr. Cohrs left the employ of I-Storm in March 1999, and he received a pro rata portion of his annual compensation to March 31, 1999.

(2)    Mr. Mangrum was employed by the Company from April 1997 - December 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

       The following table sets forth certain information with respect to the options granted during the year ended, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

---------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF         PERCENT OF TOTAL
                                     SECURITIES          OPTIONS/SARS
                                     UNDERLYING           GRANTED TO
                                    OPTIONS/SARS         EMPLOYEES IN       EXERCISE OR BASE
             NAME                   GRANTED (#)           FISCAL YEAR         PRICE ($/SH)        EXPIRATION DATE
---------------------------------------------------------------------------------------------------------------------
Calbert Lai                           600,000                61.0%                $.50                 8/1/03
---------------------------------------------------------------------------------------------------------------------
Stephen Venuti                        300,000                30.5%                $.50                 8/1/03
---------------------------------------------------------------------------------------------------------------------
Timothy Cohrs                          75,000                8.5%                 $.50                 8/1/03
---------------------------------------------------------------------------------------------------------------------


AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

       The following table sets forth certain information with respect to options exercised during 1998 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1998.

---------------------------------------------------------------------------------------------------------------------
                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                 OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
                               SHARES                            AT FY-END (#)                 AT FY-END ($)
                             ACQUIRED ON      VALUE       ---------------------------   -----------------------------
           NAME             EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
Calbert Lai                       -             0           50,000         550,000        $175,000      $1,925,000
---------------------------------------------------------------------------------------------------------------------
Stephen Venuti                    -             0           25,000         275,000         $87,500        $962,500
---------------------------------------------------------------------------------------------------------------------
Timothy Cohrs                     -             0            6,252          68,748         $21,882        $239,618
---------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

       In 1998, the Company entered into employment agreements with Calbert Lai, President and Treasurer, Stephen Venuti Vice President, and Timothy Cohrs Vice President. As of March 1999, Mr. Cohrs ceased his employment with the Company as a result of the Company's decision to pursue the E-commerce line of business, and to terminate the advertising line of business.

       Mr. Lai entered into an employment agreement with the Company, dated July 15, 1998, for a term of 36 months at an annual base salary of $150,000, with eligibility for a performance bonus of up to 50% of base salary, as determined by performance criteria to be established by the Board of Directors. Mr. Lai has received employee stock options, pursuant to the 1998 A Stock Option Plan to purchase 600,000 common shares of the Company at $0.50 per share, of which 300,000 shares will shall vest ratably over a period of 36 months from the Employment Date; and of which 300,000 shares will only vest upon the Company's sales revenue meeting or exceeding twelve million dollars ($12,000,000) for any twelve-month period from the Employment Date and upon the Company's quarterly revenue exceeding operating expenses for the same twelve-month period.

       Mr. Venuti entered into an employment agreement with the Company, dated July 15, 1998, for a term of 36 months at an annual base salary of $150,000, with eligibility for a performance bonus of up to 50% of base salary, as determined by performance criteria to be established by the Board of Directors. Mr. Venuti has also received employee stock options, , pursuant to the 1998 A Stock Option Plan, to purchase 300,000 common shares of the Company at $0.50 per share, of which 150,000 shares will shall vest ratably over a period of 36 months from the Employment Date; and of which 150,000 shares will only vest upon the Company's sales revenue meeting or exceeding twelve million dollars ($12,000,000) for any twelve-month period from the Employment Date and upon the Company's quarterly revenue exceeding operating expenses for the same twelve-month period.

       Mr. Cohrs entered into an employment agreement with the Company on July 15, 1998, for a term of 36 months at a current annual salary of $240,000 per year, with eligibility for a performance bonus of up to 50% of base salary, as determined by performance criteria to be established by the Board of Directors. Mr. Cohrs also received employee stock options, , pursuant to the 1998 A Stock Option Plan, to purchase 75,000 common shares of the Company at $0.50 per share, of which 37,500 shares will shall vest ratably over a period of 36 months from the Employment Date; and of which 37,500 shares will only vest upon the Company's sales revenue meeting or exceeding twelve million dollars ($12,000,000) for any twelve-month period from the Employment Date and upon the Company's quarterly revenue exceeding operating expenses for the same twelve-month period. Mr. Cohrs and the company mutually terminated this agreement in March 1999 upon the cessation of the advertising services business. At the time of termination, 7,292 of Mr. Cohrs' options were vested, and no further warrants were due him.

       In August 1998, David Currie, Vice President of Technology, was granted 100,000 employee stock options to purchase Common Stock, exercisable at $0.50 per share, pursuant to the 1998 A Stock Option Plan.

       In August 1998, Stuart Mangrum, Vice President of Technology, was granted 125,500 employee stock options to purchase Common Stock, exercisable at $0.50 per share, pursuant to the 1998 A Stock Option Plan.

FURTHER EXECUTIVE COMPENSATION

       Pending before the Board of Directors, as of June 30, 1999, is a proposal to issue options to purchase Series C Preferred Stock, exercisable at $12.25 per share, as follows: Calbert Lai, 255,000 options; Steven Venuti, 126,000 options.

CONSULTING AGREEMENTS

       The Company entered into a twelve-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay $175,000 in twelve monthly installments to Benchmark for merger and acquisitions consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. Benchmark also entered into an agreement in April 1998 to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of unregistered Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on August 1, 1998, subject to a 12-month lock-up agreement.

       In September 1997, the Company engaged Mackenzie Shea, Inc. ("MSI") as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. MSI or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and MSI was paid a $170,500 cash fee in compensation for such services through December 31, 1998. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the

Bankruptcy Code. The shares are subject to an 18-month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement.

       Additionally, MSI or its designees will receive 2,040 options to purchase Series C Preferred Stock, exercisable at $12.25 per share, for consulting services rendered to the Company, as of June 30, 1999.

       In September 1997, the Company engaged Thomas Schultz as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. Mr. Schultz or his designees were issued 500,000 shares of the Company's Common Stock in August 1998, The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an 18-month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement. Mr. Schultz also was paid a total cash fee of $166,365 in full compensation for such services to December 31, 1998. Mr. Schultz has also received $100,000 in consulting fees from January 1, 1999 through June 30, 1999. Mr. Schultz is a director of the Company.

       In March 1998, the Company engaged Fordham Financial Management, Inc. ("Fordham") as a consultant for financial consulting services in connection with certain bridge financings. Fordham was paid a fee of 100,000 shares of Common Stock of the Company as of August 1, 1998. Fordham's shares of Common Stock are unregistered and are subject to an 18-month lock-up restriction commencing August 1, 1998.

       In August 1998, the Company engaged Weatherly Securities Corp. ("Weatherly") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 1,000,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Weatherly were fully vested as of August 1, 1998, are unregistered shares and are subject to an eighteen month lock-up agreement.

       In August 1998, the Company engaged Pound Capital Corp. ("Pound") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 225,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Pound were fully vested as of August 1, 1998, are unregistered shares and are subject to an 18-month lock-up agreement.

       In August 1998, the Company engaged New Leaf, L.L.C. ("New Leaf") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 75,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to New Leaf were fully vested as of August 1, 1998, are unregistered shares and are subject to an 18-month lock-up agreement.

       Robert Tomz entered into a consulting arrangement with the Company on December 8, 1998, whereby he was entitled to receive monthly compensation of $8,000 a month and warrants to purchase 14,000 shares of Common Stock, exercisable at $2.00 per share, each month for a period of 12 months commencing January 11, 1999. Mr. Tomz also served briefly as Acting Chief Financial

Officer of the Company from January 1 to March 15, 1999. Mr. Tomz and the Company terminated this consulting arrangement on June 15, 1999, and renegotiated the consulting fee so that Mr. Tomz received in total $90,000 and 84,000 warrants to purchase Common Stock of the Company exercisable at $2.00 per share.

       A financial consulting agreement was entered into between the Company and Irfan Salim to provide managerial and financial consulting services to the Company commencing April 1, 1999 on a month-to-month basis at a rate of $16,666 per month. Subject to approval of the Board of Directors, Mr. Salim also received 15,000 warrants exercisable over a period of five years, which vested in January 1999 to purchase Common Stock of the Company at an exercise price of $8.50.

       A business consulting agreement was entered into between Peter Janssen and the Company in June 1998. Under this consulting agreement, Mr. Janssen was paid $35,000 in 1998. Mr. Janssen's consulting agreement has been extended for the year of 1999 for a monthly fee of $16,666.

       A business consulting agreement was entered into between Matthew Howard, a director, and the Company in June 1998. Under this consulting agreement, Mr. Howard was paid $20,000 in 1998. Mr. Howard's consulting agreement has been extended for the year of 1999 for a monthly fee of $5,000. As of July 1999, the Board is presently considering the grant of options to purchase 150,000 shares of Common Stock of the Company exercisable at $2.00 per share to Mr. Howard in further consideration of his performance under the consulting agreement. Under this proposal, 50,000 options would vest immediately upon grant, and the remainder would vest ratably over a twenty-four month period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ISSUANCE OF STOCK TO DIRECTORS AND OFFICERS

       Pursuant to the Plan of Reorganization, the Company has issued 297,642 shares of Common Stock to each of Calbert Lai and Stephen Venuti, and 500,000 shares of Common Stock to Thomas A. Schultz, or his designees, as set forth below. Further, Benchmark Equity Group, Inc., an affiliate of Frank DeLape, a director, has been issued 597,800 shares of Common Stock, as of June 30, 1999. Additionally, Mr. DeLape has received options to purchase 50,000 shares of Common Stock at $3.50 per share for one year's service as the Chairman of the Board of Directors of the Company on July 23, 1998, and all other non-employee directors have received options to purchase 25,000 shares at $3.50 per share for one year's service on the Board of Directors of the Company, to be issued on July 23, 1998.

       Pending before the Board of Directors, as of June 30, 1999, is a proposal to issue options to purchase Series C Preferred Stock , exercisable at $12.25 per share, as follows: Calbert Lai, 255,000 options; Steven Venuti, 126,000 options.

       In September 1997, the Company engaged Thomas Schultz as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. Mr. Schultz was paid a fee of $166,365 in 1998 in compensation for such services until December 31, 1998. As of June 30,

1999, Mr. Schultz had received an additional $100,000 in consulting fees. Mr. Schultz is a director of the Company. Mr. Schultz or his designees was also issued 500,000 shares of the Company's Common Stock in August 1998, pursuant to the Plan of Reorganization. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an 18-month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement.

       Since June 30, 1998, members of the I-Storm Advisory Board have each been paid $5,000 per month for their services on the board. Members of the Advisory Board. as of June 30, 1999 were Peter Janssen, Matthew Howard, Cary Beighley and Joseph John. Mr. Richard Snyder also served on the Advisory Board in 1998, and received $35,000 for his services. The following members of the Advisory Board have received options to purchase Common Stock, exercisable at $3.50: Peter Janssen, 50,000 options; Cary Beighley, 25,000 options; Matthew Howard, 25,000 options; and Joseph John, 25,000 options.

CONSULTING AGREEMENTS

       The Company is a party to a 12-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay $175,000 in twelve monthly installments to Benchmark for consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. As of February 1, 1999, 11 months of the Consulting Agreement have been paid in full. Benchmark also entered into an earlier agreement, in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on July 23, 1998. Frank DeLape, Chairman of the Board, is the President of Benchmark Equity Group, Inc. The Company is party to a management consulting agreement with Matthew Howard, a director, for a fee of $5,000 per month. Mr. Howard's consulting arrangement commenced August 1, 1998.

PROXY AGREEMENTS

       In August 1998, Benchmark Equity Group, Inc. ("Benchmark") entered into an irrevocable proxy agreement with each of Thomas A. Schultz, and/or his designees, Calbert Lai and Stephen Venuti, which irrevocably appoints Benchmark as a proxy with full substitution power to vote all of the Common Stock of the Company which Calbert Lai, Stephen Venuti and Thomas A. Schultz, and/or his designees own, for a period that commenced on August 19, 1998, and will continue until the earlier of (i) twelve months from the date of commencement, or (ii) the receipt by the Company of $3,000,000 in equity financing. MSI, and/or its designees, also entered into an irrevocable proxy agreement with Benchmark on substantially similar terms, which commenced March 1998 for a period of 12 months. These proxy agreements were released upon the first closing of the Series B Preferred Stock Offering in January 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       The following is a list of exhibits filed as part of this filing. Where so indicated by asterisk, the exhibits were previously filed and are hereby incorporated by reference.

Exhibit No.

2.1 Plan of Merger Among LVL Advertising, Inc., LVL Interactive, Inc. and LVL Communications Corporation effective as of July 15, 1998.*
2.2 Plan of Merger Among LVL Communications Corporation and Digital Acquisition Corp. effective as of July 17, 1998.
2.3 Order and Plan of Reorganization of LVL Communications Corporation as confirmed by the United States Bankruptcy Court for the Northern District of California, dated April 16, 1998.
3.1             Certificate of Incorporation of the Company, as amended.*
3.3             By-laws, as amended.*
4.1             Certificate of Designation for Series A Preferred Stock.
4.2             Certificate of  Designation for Series B Preferred Stock.
4.3             Certificate of Designation for Series C Preferred Stock.
9.1             Form of Voting Trust Agreement, dated May 6, 1998.
10.1 Employment Agreement dated July 15, 1998 between the Company and Calbert Lai.
10.2 Employment Agreement dated July 15, 1998 between the Company and Stephen Venuti.
10.3 Employment Agreement dated July 15, 1998 between the Company and Timothy Cohrs.
10.4 Stock Purchase Agreement dated May 6, 1998 among I-Storm Acquisition Corp., Digital Power Holding Company, Chiricahua Company, Melinda Johnson and David C. Merrell.
10.5 Consulting Agreement dated March 31, 1998 between the Company and Benchmark Equity Group, Inc.
10.6 Consulting Agreement dated December 9, 1998 between the Company and Robert L. Tomz and Amendment thereto, dated March 19, 1999.
10.7 Form of Note between the Company and each of Four M International, Richard David, Frederick Meyers, PacRim Access Group, Masamitsu Ishihara, Wink Capital Management, Ltd., Security Trust IRA for the Benefit of Robert L. Wilson and Philip Cory Roberts.
10.8            Form of Lock-Up Agreement
10.9 Convertible Note issued by the Company to Trident III, L.L.C., dated February 5,1998 and Amendment thereto, dated July 28, 1998.
10.10 Office Lease Agreement dated March 10, 1999 between the Company and Sobrato Development Companies #850 for offices in Mountain View, California.
10.11           I-Storm, Inc. Stock Option Plan, dated July 23, 1998.

16              July 23, 1998 Board resolution approving change in Independent
                Public Accountant.*
21              Subsidiaries of the registrant.
27              Financial data schedule.
--------------
* The foregoing documents were filed with the Company's form 8-K dated August 21, 1998.

(b)      REPORTS ON FORM 8-K

       The Company filed no reports on Form 8-K in the last quarter of the fiscal year ended December 31, 1998. Subsequent to year end, the Company filed a report on Form 8-K on March 4, 1999. Such report covered the Company's closing of a private placement of Series B Preferred Stock.

                                   * * * * *
              [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

       In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 I-STORM, INC.
                                                 (Registrant)
Dated: August 11 , 1999                          By:   /s/ Calbert Lai
             ----                                      --------------------------------------
                                                       Calbert Lai, President and Director

       In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                      Date
---------                                          -----                                      ----
/s/ Calbert Lai                               President and Director                      August 11, 1999
--------------------------                                                                      ----
Calbert Lai

/s/ Calbert Lai                               Treasurer and Chief                         August 11, 1999
--------------------------                    Financial Officer                                 ----
Calbert Lai

/s/Stephen Venuti                             Secretary and Vice President                August 11, 1999
--------------------------                                                                      ----
Stephen Venuti

/s/ Frank DeLape                              Director                                    August 11, 1999
--------------------------                                                                      ----
Frank DeLape

/s/ Matthew Howard                            Director                                    August 7, 1999
--------------------------                                                                      ----
Matthew Howard

/s/ John Matthews                             Director                                    August 11, 1999
--------------------------                                                                      ----
John Matthews

/s/Thomas Schultz                             Director                                    August 11, 1999
--------------------------                                                                      ----
Thomas Schultz

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To I-Storm, Inc.:

We have audited the accompanying consolidated balance sheets of I-Storm, Inc. (a Nevada corporation in the development stage) as of December 31, 1998, July 17, 1998, and December 31, 1997, and the related consolidated statements of operations and comprehensive loss, shareholders equity (deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Storm, Inc. as of December 31, 1998, July 17, 1998, and December 31, 1997, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company emerged from Chapter 11 bankruptcy effective July 17, 1998 and is in the development stage with no significant operating results to date. The bankruptcy proceedings significantly affected the Company's capital structure, liquidity, and capital resources. These factors and others discussed in Note 1 raise substantial doubt about the ability of the Company to continue as a going concern and about the ability of the Company to realize its Reorganization Asset. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP




San Jose, California
July 16, 1999

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

          AS OF DECEMBER 31, 1998, JULY 17,1998, AND DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                Post Emergence         Predecessor
                                                                ---- ---------         -----------

                                                                  December 31,    July 17,     December 31,
                                                                      1998          1998           1997
                                                                ---------------------------------------------
Current assets:
   Cash and cash equivalents                                      $         5     $     295    $       --
   Accounts receivable, net of allowance for doubtful
     accounts of $51, $50 and $31                                          44            86            85
   Factored accounts receivable, net of allowance for
     doubtful  accounts of $349, $66, and $0                              105           508           571
   Prepaid expenses and other current assets                              158            92           122
                                                                ---------------------------------------------
         Total current assets                                             312           981           778

Property and equipment, net                                                81           122           974

Other assets                                                               32                          54

Reorganization asset, net of amortization of $147, $0, and $0           3,060         3,131            --
                                                                ---------------------------------------------
         Total assets                                             $     3,485     $   4,234    $    1,806
                                                                =============================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of capital lease obligations                   $        --     $      32    $       --
   Notes payable                                                        1,197           100           157
   Factoring liability                                                  1,144           700           821
   Accounts payable                                                       912           417         7,151
   Accrued liabilities                                                    504           690           605
                                                                ---------------------------------------------
         Total current liabilities                                      3,757         1,939         8,734
                                                                ---------------------------------------------

Long-term notes payable (Note 4)                                          260           528            --

Capital lease obligation, less current portion                             --            --             2
                                                                ---------------------------------------------
         Total noncurrent liabilities                                     260           528             2
                                                                ---------------------------------------------


Redeemable common stock, at $1.00 per share, 600,000 shares
     outstanding at December 31, 1998 and July 17, 1998 and
     none outstanding at December 31, 1997 (Note 6)                       600           600            --
                                                                ---------------------------------------------

Commitments and contingencies (Note 5)

Shareholders' equity (deficit):
   Preferred stock, $0.01 par value and paid in capital
     Series A cumulative convertible preferred stock;
         liquidation preference of $4,002:
         Designated--600 share; outstanding--0 shares
         Subscribed--600 shares at December 31, 1998 and
           July 17, 1998 and 0 shares at December 31, 1997                600          600            --
     Series B cumulative convertible preferred stock:
       Designated--1,700 shares; outstanding--none                         --           --            --
     Series C cumulative convertible preferred stock:
       Designated--1,225 shares; outstanding--none                         --           --            --
   Common stock, $0.01 par value:
     Authorized--25,000
     Outstanding--3,726 shares in 1998, 1,000 shares at July
       17, 1998, and 11,590 shares in 1997
     Subscribed 1,482 shares in 1998, 2,040 shares at July
       17, 1998, none in 1997                                              51           30         2,342
   Notes receivable from holders of common stock                           --           --        (2,332)
   Subscribed warrants to purchase common stock                           110           47            --
   Additional paid-in capital                                             867          490            --
   Accumulated deficit                                                 (2,760)          --        (6,940)
                                                                --------------------------------------------
     Total shareholders' equity (deficit)                              (1,132)       1,167        (6,930)
                                                                --------------------------------------------
     Total liabilities and shareholders' equity (deficit)         $     3,485     $  4,234     $   1,806
                                                                ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Post-Emergence                 Predecessor

                                                                  Period from
                                                                   Inception          Period from
                                                                (July 17, 1998)     January 1, 1998       Year Ended
                                                                to December 31,       to July 16,        December 31,
                                                                     1998                 1998               1997
                                                              ----------------------------------------------------------
Revenues                                                                 837             2,076                  6,108

Costs and expenses:
   Cost of revenues                                                      911             1,563                  4,106
   Selling, general, and administrative                                1,892             2,672                  4,440
   Research and development                                              429                --                     --
   Amortization of reorganization asset                                  147                --                     --
                                                              ----------------------------------------------------------
         Total operating expenses                                      3,379             4,235                  8,546
                                                              ----------------------------------------------------------
         Loss from operations                                         (2,542)           (2,159)                (2,438)

Interest expense                                                        (218)               --                   (320)

Other income (expense), net                                               --              (264)                  (114)
                                                              ----------------------------------------------------------
         Total other income (expense)                                   (218)             (264)                  (434)
                                                              ----------------------------------------------------------
Net loss and comprehensive loss                                       (2,760)           (2,423)                (2,872)
                                                              ==========================================================
Net loss per share:
   Basic and diluted                                                   (0.56)            (0.21)                 (0.25)
                                                              ==========================================================
Shares used in computing net loss per share:
   Basic and diluted                                                   4,914            11,590                 11,590
                                                              ==========================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                         Convertible                                 Warrants to
                                                       Preferred Stock           Common Stock          Purchase
                                                    -----------------------------------------------     Common          Notes
PREDECESSOR                                          Shares      Amount      Shares      Amount         Stock        Receivable
----------------------------------------------------------------------------------------------------------------------------------
Balance,  January 1, 1997                                --    $      --      11,590   $    2,342   $       --      $    (2,332)
   Net loss                                              --           --          --           --           --               --
                                                    ------------------------------------------------------------------------------
Balance, December 31, 1997                               --           --      11,590        2,342           --           (2,332)
   Net loss                                              --           --          --           --           --               --
   Issuance of new preferred and common stock and
     warrants in accordance with the POR                600          600       3,040           30           47               --
   Application of fresh-start accounting                 --           --     (11,590)      (2,342)          --            2,332
                                                    ------------------------------------------------------------------------------
POST-EMERGENCE
--------------
Balance at inception (July 17, 1998)                    600          600       3,040           30           47               --
   Issuance of common stock for services                 --           --       2,000           20           --               --
   Issuance of common stock related to
     debt financing                                      --           --         128            1           --               --
   Issuance of warrants related to debt
     financing                                           --           --          --           --           73               --
   Exercise of warrants                                  --           --          40           --          (10)              --
   Net loss                                              --           --          --           --           --               --
                                                    ------------------------------------------------------------------------------
Balance, December 31, 1998                              600    $     600       5,208   $       51   $      110      $        --
                                                    ==============================================================================



                                                                                       Total
                                                     Additional                    Shareholders'
                                                      Paid-in       Accumulated        Equity
PREDECESSOR                                           Capital         Deficit        (Deficit)
--------------------------------------------------------------------------------------------------
Balance,  January 1, 1997                           $       --    $    (4,068)     $    (4,058)
   Net loss                                                 --         (2,872)          (2,872)
                                                    ----------------------------------------------
Balance, December 31, 1997                                  --         (6,940)          (6,930)
   Net loss                                                 --         (2,423)          (2,423)
   Issuance of new preferred and common stock and
     warrants in accordance with the POR                   490             --            1,167
   Application of fresh-start accounting                    --          9,363            9,353
                                                    ----------------------------------------------
POST-EMERGENCE
--------------
Balance at inception (July 17, 1998)                       490             --            1,167
   Issuance of common stock for services                   336             --              356
   Issuance of common stock related to
     debt financing                                         31             --               32
   Issuance of warrants related to debt
     financing                                              --             --               73
   Exercise of warrants                                     10             --               --
   Net loss                                                 --         (2,760)          (2,760)
                                                    ----------------------------------------------
Balance, December 31, 1998                          $      867    $    (2,760)     $    (1,132)
                                                    ==============================================


The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Post Emergence
                                                                                                    Predecessor
                                                                      Period from
                                                                        Inception         Period from
                                                                     (July 17, 1998)    January 1, 1998     Year Ended
                                                                     to December 31,      to July 16,      December 31,
                                                                          1998               1998              1997
                                                                   ------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                         $      (2,760)     $      (2,423)     $    (2,872)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Loss on disposal of fixed assets                                        --                 30              200
       Depreciation and amortization                                          192                 88              252
       Forgiveness of current obligations in exchange for fixed
         assets                                                                --                738               --
       Valuation of common stock issued for services                          356                 --               --
       Provision for bad debts                                                284                 85               --
       Changes in assets and liabilities:
         Accounts receivable                                                   42                (20)           2,698
         Unbilled receivables                                                  --                 --               98
         Factored accounts receivable                                         120                 (3)            (571)
         Prepaid expenses and other assets                                     (3)                84               34
         Accounts payable                                                                                        (756)
         Deferred revenue                                                     495                655            2,025
         Accrued liabilities                                                  (16)               149           (1,429)
                                                                   ------------------------------------------------------
           Net cash used in operating activities                           (1,290)              (617)            (321)
                                                                   ------------------------------------------------------
Cash flows from investing activities:
   Purchase of fixed assets                                                    (8)                (4)            (287)
                                                                   ------------------------------------------------------
Cash flows from financing activities:
   Proceeds from notes payable                                                554                528               --
   Repayment of notes payable                                                  --                (57)             (52)
   Factoring liability, net                                                   444               (121)             612
   Payments on capital leases                                                  --                (34)            (125)
   Proceeds from issuance of redeemable common stock                           --                600               --
   Payment on notes receivable from shareholders                               --                 --              100
   Proceeds from the exercise of warrants                                      10                 --               --
                                                                   ------------------------------------------------------
           Net cash provided by financing activities                        1,008                916              535
                                                                   ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (290)               295              (73)
Cash and cash equivalents at beginning of period                              295                 --               73
                                                                   ------------------------------------------------------
Cash and cash equivalents at end of period                          $           5      $         295      $        --
                                                                   ======================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Valuation of common stock related to debt financing            $          32      $          --      $        --
     Valuation of warrants issued in conjunction with debt          $          63      $          --      $        --
     Notes payable issued to secured creditors for pre-petition
       claims and taxes (See Note 5)                                $         275      $          --      $        --

The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


1.    DESCRIPTION OF THE COMPANY:

COMPANY FORMATION AND FINANCIAL REORGANIZATION

I-Storm, Inc. (the "Company" or "I-Storm") was created through the merger of LVL Communications Corporation ("LVL") and Digital Acquisition Corporation, a wholly owned subsidiary of Digital Power Holding Company ("Digital"), a Nevada public shell corporation on July 17, 1998, resulting in LVL becoming a wholly owned subsidiary of Digital. Digital has been renamed "I-Storm, Inc." The merger was accounted for as a reverse acquisition under the purchase method with LVL being the surviving entity.

Since December 1989, Digital has not engaged in any material business operations. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada.

I-Storm is an Internet advertising, marketing and communications agency, and the developer of the "I-Storm CyberStore" concept, a joint venture program to finance, design, develop, and operate electronic commerce storefronts in partnership with brand-name consumer and technology product companies as of December 31, 1998. LVL has developed electronic and on-line commerce ("E-commerce") on behalf of international manufacturing and technology corporations.

On March 23, 1998, LVL and its two wholly owned subsidiaries, LVL Advertising, Inc. ("LVLA"), and LVL Interactive, Inc. ("LVLI"), filed a voluntary petition in the United States Bankruptcy Court for the Northern District of California ("Bankruptcy Court") seeking protection under Chapter 11 of the U.S. Bankruptcy Code. The Chapter 11 proceedings of the Companies were jointly administered by the Bankruptcy Court. LVL and its subsidiaries operated their business as debtors-in-possession, subject to Bankruptcy Court approval for certain transactions, while they developed a reorganization plan to restructure LVL. On April 16, 1998, the Bankruptcy Court confirmed the First Amended Plan of Reorganization ("POR") which became effective on July 17, 1998. The principal terms of the POR are as follows:

       1.    LVLA and LVLI merged into LVL.

       2.    LVL became a wholly owned subsidiary of Digital.

       3. The outstanding shares of common stock of LVL ("Old Common Stock") and options to purchase Old Common Stock were canceled effective July 17, 1998.

       4. Certain founders and shareholders of LVL received 600,000 shares of common stock of the Company, subject to certain restrictions on the sale and disposition of these shares.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

       5. Certain secured claims are to be repaid by the Company pursuant to the original terms of the agreements or will be repaid over five years in equal quarterly installments at an annual interest rate of 10%.

       6. An investor in LVL, Trident III, LLC ("Trident") that provided $600,000 in pre-confirmation bridge financing was issued 600,000 shares of redeemable non-voting common stock and 440,000 shares of non-redeemable common stock.

       7. All unsecured claims will receive a pro rata portion of 600,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A"). Claims of less than $5,000 may elect to receive 10% of their claim in cash in lieu of receiving shares of Series A ("Cash Option"). Claims exceeding $5,000 may elect to reduce their claim to $5,000 and receive $500 in lieu of receiving shares of Series
             A. The pool of 600,000 shares of Series A was reduced by the percentage dollar amount of claims electing the Cash Option.

       8. The Company issued warrants to purchase common stock to certain investors and service providers during the reorganization.

The Company also concluded the following additional transactions relating to the restructuring of the Company:

       1. Trident provided $228,000 in post-confirmation bridge financing and received 91,200 shares of non-voting common stock.

       2. The Company has also received $100,000 in pre-confirmation bridge financing and $300,000 in post-confirmation bridge financing from other investors. The Company issued warrants to purchase 80,000 shares of common stock at $0.50 per share and 120,000 shares of common stock at $0.001 per share, respectively, in conjunction with these financings.

       3. I-Storm issued warrants to purchase 290,000 shares of common stock at $0.25 per share in conjunction with post-confirmation bridge financing of $725,0000.

SIGNIFICANT RISKS AND UNCERTAINTIES

The Chapter 11 proceedings significantly affected I-Storm's capital structure, liquidity and capital resources. During 1997 and 1998, the Company's operations generated substantial losses. I-Storm expects that in the near term, it will continue to sustain losses from operations (before giving effect to the non-cash charges that it will incur with respect to the amortization of a $3.1 million bankruptcy Reorganization Asset over the next ten years).

The Company is in the development stage, has yet to generate any significant revenues and has no assurance of future revenues. The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including: dependence on

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

key individuals, successful development, marketing and sales of products and services, and competition from larger companies with greater financial, technical, management, marketing, and sales resources.

In order to achieve successful operations, the Company will require additional capital to sustain and expand its business. I-Storm has raised net proceeds of approximately $5.7 million since December 31, 1998. I-Storm is currently seeking additional equity financing and is seeking to list its stock on a nationally-recognized exchange. There can be no assurance that I-Storm will be able to obtain financing or that the terms of the financing will be favorable to I-Storm. These factors raise substantial doubt about the ability of I-Storm to continue as a going concern and about the ability of I-Storm to realize its Reorganization Asset. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to the need for additional financing, I-Storm is subject to a number of other risk factors including, but not limited to, a limited operating history as a reorganized entity; significant concentration of revenue from a few customers; highly competitive markets with limited barriers to entry; and implementation of its new E-Commence CyberStore concept.

FRESH START ACCOUNTING

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," prescribes the use of "fresh start accounting" when the sum of the allowed claims plus post-petition liabilities exceeds the value of pre-confirmation assets and the entity experiences a change in control as pre-reorganization equity holders effectively receive less than 50% of new common stock issued pursuant to the POR. Under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. This accounting treatment is referred to as "fresh start reporting."

Distributions in settlement of allowed claims, other transactions pursuant to the POR and fresh start reporting adjustments have been applied to I-Storm's pre-confirmation balance sheet resulting in the accompanying July 17, 1998 consolidated balance sheet of I-Storm. Since fresh start accounting results in a new reporting entity, amounts included in the accompanying consolidated financial statements as of or subsequent to July 17, 1998 are not intended to be comparable to financial statements as of or for any previous period.

Fresh start reporting equity value was determined in good faith by the Board of Directors of I-Storm. I-Storm has valued the Series A Cumulative Convertible Preferred Stock at $1.00 per share, representing proceeds to the unsecured creditors of approximately $0.10 per $1.00 of liabilities. Redeemable common stock has also been valued at $1.00 based on the redemption features of the common stock. Common stock has been valued at $0.25 per share based on the value of the last transaction involving Digital's common stock. Warrants to purchase common stock to be issued pursuant to the POR have been valued at approximately $0.13 based on an option-pricing model.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of July 17, 1998 (in thousands):

                             UNAUDITED INFORMATION


                                                                         Reorganization and
                                                 Predecessor           Fresh Start Adjustments             Reorganized
                                                   Company             -----------------------               Company
                                                July 17, 1998        Debit            Credit             July 17, 1998
                                                ---------------   ------------     --------------       -----------------
Current assets:                                 $       1,360    $        --       $       379   (a)    $         981
   Property and equipment, net                            307             --       $       185   (b)              122
   Reorganization asset                                    --          3,131  (c)           --                  3,131
                                                ---------------  -------------     --------------       -----------------
Total assets                                    $       1,667    $     3,131       $       564          $       4,234
                                                ===============  =============     ==============       =================
Liabilities and equity:                         $       9,574    $     7,635  (d)           --                  1,939
   Long-term notes payable                                403             --               125   (e)    $         528
   Redeemable common stock                                 --             --               600   (f)              600
   Preferred A                                             --             --               600   (g)              600
   Common                                                  11             --                19   (h)               30
   Warrants                                                --             --                47   (i)               47
   Paid in capital                                        724            234  (j)           --                    490
   Accumulated deficit                                 (9,045)            --             9,045   (k)               --
                                                ---------------  -------------     --------------       -----------------
Total liabilities and equity                    $       1,667    $     7,869       $    10,436          $       4,234
                                                ===============  =============     ==============       =================

Explanation of the above adjustment columns are as follows:

     (a) To adjust current assets to fair market value.
     (b) To adjust property and equipment to fair market value.
     (c) To establish the reorganization value in excess of identifiable assets as follows (in thousands):

New debt                                                $       125
New equity                                                    1,266
                                                       --------------
       Reorganization value                                   1,391

Plus:  Fair value of liabilities                              2,842
Less:  Fair value of assets                                  (1,102)
                                                       --------------
                                                        $     3,131
                                                       ==============


     (d) To reflect the cancellation of old accounts payable and notes payable.
     (e) To reflect the addition of bridge debt pursuant to the Reorganization Plan.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

     (f) To reflect the issuance of 600,000 shares of Redeemable Common pursuant to the Reorganization Plan.
     (g) To reflect the issuance of 600,000 shares of Convertible Preferred A pursuant to the Reorganization Plan.
     (h) To reflect the net issuance of Common shares pursuant to the Reorganization Plan.
     (i) To reflect the issuance of 350,000 shares of Common Warrants pursuant to the Reorganization Plan.
     (j) To reflect net adjustments to Capital pursuant to the Reorganization Plan.
     (k) To reflect the elimination of stockholders' deficit of the Predecessor Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements reflect the activities of I-Storm and its wholly-owned subsidiary after elimination of all intercompany accounts and transactions.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, I-Storm considers all highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of amounts on deposit at a commercial bank.

I-Storm paid cash of $80,360, $57,797 and $208,328, for interest in the periods ended December 31, and July 17, 1998, and the year ended December 31, 1997. I-Storm paid cash of $0, $4,176 and $11,028, for taxes in the periods ended December 31, 1998 and July 17, 1998, and the year ended December 31, 1997.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject I-Storm to concentrations of credit risk consist principally of accounts receivable. I-Storm performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets.

Property and equipment consist of the following (in thousands):

                                                    December 31,        July 17,       December 31,
                                                        1998              1998             1997
                                                   ---------------------------------------------------
Computer equipment                                 $      61         $      61        $      141
Furniture and fixtures                                    61                61               241
Leasehold improvements                                     0                 0               875
                                                   ---------------------------------------------------
                                                         122               122             1,257
Less:  Accumulated depreciation                          (41)                0              (283)
                                                   ---------------------------------------------------
                                                   $      81         $     122        $      974
                                                   ===================================================

AMORTIZATION OF REORGANIZATION ASSET

At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying consolidated balance sheet of I-Storm and will be amortized on a straight-line basis over ten years. As of December 31, 1998, the value of the Reorganization Asset was approximately $3,060,000. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998


ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):


                                                    December 31,       July 17,        December 31,
                                                        1998             1998              1997
                                                  -----------------------------------------------------
Professional fees                                 $        175      $       367      $         176
Payroll and payroll-related liabilities                    139              162                115
Sales taxes                                                  0               35                 17
Other accrued liabilities                                  190              158                265
                                                  -----------------------------------------------------
                                                  $        504      $       722      $         573
                                                  =====================================================

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. I-Storm has elected to account for its stock-based compensation arrangements under the provisions of APB 25, and accordingly, it has included the pro forma disclosures required under SFAS No. 123 in Note 8.

REVENUE RECOGNITION

I-Storm's revenues consist principally of services related to development and maintenance of web sites. I-Storm recognizes revenue as the services are provided. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

COMPREHENSIVE INCOME (LOSS)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which I-Storm adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income "). Comprehensive income (loss) is the total of net income (loss) and all other non-owner

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

changes in equity. For the periods ended December 31, 1998 and July 17, 1997, and the year ended December 31, 1997, I-Storm's comprehensive loss was equal to net loss.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period less shares subject to repurchase. Basic and diluted pro forma net loss per common share, as presented in the statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock if anti-dilutive (using the if-converted method) from the original date of issuance.


                                                        Period Ended     Period Ended       Year Ended
                                                        December 31,       July 16,        December 31,
(in thousands)                                              1998             1998              1997
-----------------------------------------------------------------------------------------------------------
Net loss:
   Basic and diluted:                                $     (2,760)      $    (2,423)    $     (2,872)
Weighted average shares used in computing basic
   and diluted net loss per common share             $      4,914       $    11,590     $     11,590
                                                     =====================================================
Basic and diluted net loss per common share          $      (0.56)      $     (0.21)    $      (0.25)
                                                     =====================================================

SEGMENT REPORTING

During 1998, I-Storm adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, I-Storm has only one business segment, the development and implementation of the eStore concept.

During the periods ended December 31, 1998 and July 17, 1998, and the year ended December 31, 1997, I-Storm's revenue was generated in the United States.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or January 1, 2001 for I-Storm). This Statement will not have a material impact on the financial condition or results of the operations of I-Storm.

3.     FACTORED ACCOUNTS RECEIVABLE:

I-Storm has entered into a factoring agreement with a financial institution. Under this arrangement, I-Storm sells to the financial institution all third-party receivables that meet certain criteria outlined in the agreement. The financial institution has the right to charge back any receivables that are not paid within 90 days of the invoice date to I-Storm. As I-Storm does not surrender control over the factored receivables, the amounts received from the transfer are treated as secured borrowings until either payment is received by the financial institution or the receivable is put back to I-Storm. The factoring agreement expired on March 25, 1999. As of December 31, 1998, July 17, 1998, and December 31, 1997, I-Storm had $1,144,000, $700,000, and
$821,000, respectively, outstanding in factoring liability related to the factoring agreement. Subsequent to December 31, 1998, I-Storm has completely paid off the factoring liability.

The following table shows the component elements of factored accounts receivable from customers (in thousands):

                                                December 31,        July 17,        December 31,
                                                    1998              1998              1997
                                             -------------------------------------------------------
Factored accounts receivable:
  Billed                                     $        454        $       512     $         477
  Unbilled                                             --                 62                94
                                             -------------------------------------------------------
                                                      454                574               571

Less:  Allowance for doubtful accounts               (349)               (66)               --
                                             -------------------------------------------------------
                                             $        105        $       508     $         571
                                             =======================================================

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

Factored unbilled accounts receivable represents revenue recognized on a percentage-of-completion basis for which billings had not been presented to the customer because the amounts were not billable at the balance sheet date. The unbilled accounts receivable are generally billable upon completion of the respective project.

4.     NOTES PAYABLE:

As of December 31, 1998, I-Storm had a note payable agreement with Trident, under which I-Storm was able to borrow up to $1 million at 10% per annum. As discussed in Note 1, Trident provided $600,000 in pre-confirmation bridge financing and $228,000 in post-confirmation bridge financing. In consideration for the pre-confirmation bridge financing, I-Storm issued Trident 600,000 shares of redeemable common stock and 440,000 shares of non-redeemable common stock. In partial consideration for the post-confirmation bridge financing, Trident has been issued additional 91,200 shares of non-redeemable non-voting common stock. At December 31, 1998, I-Storm had $321,000 outstanding under this note payable agreement classified as notes payable in the accompanying balance sheet and $600,000 outstanding classified as redeemable common stock. Subsequent to December 31, 1998, these notes have been repaid.

As of December 31, 1998, I-Storm had notes payable agreements with certain individuals in amounts aggregating $250,000 at 10% per annum. The notes are collateralized via a security interest in all of I-Storm's assets, subject to certain other security interests. In conjunction with the issuance of the notes payable, I-Storm issued warrants to purchase 60,000 shares of common stock in I-Storm exercisable at $0.50 per share. The warrants expire on March 31, 2003. At December 31, 1998, the outstanding balance under these agreements was $250,000 and is classified as notes payable in the accompanying balance sheet. Subsequent to December 31, 1998, these notes have been repaid.

As of December 31, 1998, I-Storm also had notes payable agreements with certain individuals in amounts aggregating $275,000 at 10% per annum. I-Storm issued warrants to purchase 50,000 shares of common stock, exercisable at $0.001 per share. At December 31, 1998, the balance outstanding under these agreements was $275,000 and is classified as notes payable in the accompanying balance sheet. Subsequent to December 31, 1998, these notes have been repaid.

As of December 31, 1998, I-Storm also had notes payable agreements with certain individuals in amounts aggregating $300,000 at 10% per annum. I-Storm issued warrants to purchase 120,000 shares of common stock, exercisable at $0.001 per share. At December 31, 1998, the balance outstanding under these agreements was $300,000 and is classified as notes payable in the accompanying balance sheet. Subsequent to December 31, 1998, these notes have been repaid.

All of the notes payable agreements listed above expire upon the earlier of:
(i) various dates from March 31, 1999 through October 31, 1999; (ii) the date of I-Storm's receipt of $3 million

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998


from one or more debt or equity financings; or (iii) upon the sale, transfer or disposition of any or all of the assets of I-Storm.

As of December 31, 1998, I-Storm had federal and state payroll and sales taxes due totaling $202,000. As a result of the Chapter 11 filing, I-Storm has five years to pay the taxes.

Under the POR, the Company is required to pay secured claims totaling $73,000, including principal and interest (10% per annum), over a period of five years, in equal quarterly installments.

I-Storm's notes payable obligations described above are summarized as follows:

                                                                                  December 31, 1998
                                                                                   (in thousands)
                                                                               ------------------------
Note payable agreement with Trident at 10% per annum                                $     321
Notes payable agreements with certain individuals at
  0% per annum                                                                            861
Federal and State payroll and sales taxes                                                 202
Secured creditors                                                                          73
                                                                                  -----------------
         Total debt outstanding                                                         1,457
Less:  Current portion                                                                  1,197
                                                                                  -----------------
         Total long-term notes payable                                               $    260
                                                                                  =================

5.     COMMITMENTS AND CONTINGENCIES:

As of December 31, 1998, I-Storm leases its facility on a month to month basis. There are no future minimum required payments for this facility.

In March 1999, I-Storm entered into a two year operating lease for a new facility. The future minimum required payments under this lease are as follows (in thousands):

1999                                              $   253
2000                                                  348
2001                                                   29
                                                -----------
                                                  $   630
                                                ===========

In conjunction with I-Storm's bankruptcy proceedings in 1998, I-Storm's creditors had filed claims of approximately $621,000 as secured creditors. Subsequent to December 31, 1998, claims for approximately $548,000 were converted to unsecured claims and were allocated their pro rata portion of Series A Cumulative Convertible Preferred Stock. The remaining

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

claims of $73,000 will be repaid in equal quarterly installments over five years at 10% per annum (see Note 4).

6.     REDEEMABLE COMMON STOCK:

In conjunction with the POR, I-Storm issued 600,000 shares of redeemable common stock to Trident in consideration for $600,000 of pre-confirmation bridge financing. These shares are redeemable at $1.00 per share, at Trident's option, in the event that I-Storm raises $3 million in debt or equity financing. Subsequent to December 31, 1998, Trident elected to convert the redeemable common stock into non-redeemable common stock.

7.     PREFERRED STOCK:

As of December 31, 1998, I-Storm was authorized to issue 2,000,000 shares of preferred stock of which 600,000 shares are designated Series A Cumulative Convertible Preferred Stock ("Series A"). Pursuant to the POR, these shares will be issued on a pro rata basis to the class of unsecured creditors. These shares will be issued upon the identification of these claims and the determination of shares to be issued or the Cash Option elected, and have been reflected as subscribed shares in the accompanying balance sheet. The shares of Series A to be issued pursuant to the POR have been valued at $1.00 per share as determined in good faith by the Board of Directors. Pursuant to the POR, these shares may not be transferred or sold until twelve months after the merger of LVL into Digital.

The rights, restrictions, and preferences of Series A are as follows:

       - The holders of Series A shall, upon the vote of the majority of the Board of Directors, be entitled to receive, out of funds legally available therefore, cumulative annual dividends at a rate of $0.05 per annum per share, respectively, prior and in preference to any payment of any dividend on the common stock, payable in cash or common stock at the option of the Board of Directors. Such dividends shall be paid when and as declared by the Board of Directors, and unpaid dividends shall accumulate for the benefit of the holders. The dividend rights and preferences of the Series A shall be senior to those of common stock. After the dividend preferences of the Series A due in a given year have been paid in full, all remaining dividends in such year, if any, shall be paid according to preference to remaining equity interests.

       - In the event of any liquidation, dissolution, or winding up of I-Storm, or the sale, merger, or combination of I-Storm, a public offering in excess of $25 million, and merger or consolidation of I-Storm in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of substantially all of I-Storm's assets (singularly or collectively referred to as a "Liquidation Preference Event"), the holders of the Series A will be entitled to receive an amount equal to $6.67 per share for the Series A, plus an amount equal to all declared but unpaid dividends (the "Preference Amount"). After the Preference Amount on all outstanding shares of

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

         Series A has been paid, any remaining funds and assets of I-Storm legally available for distribution shall be paid pro rata solely among the holders of common stock. If I-Storm has insufficient assets to permit payment of the Preference Amount in full to all holders of Series A, then the assets of I-Storm shall be distributed ratably to the holders of Series A in proportion to the Preference Amount each such holder would have been entitled to receive.

       - The Series A shall be redeemable in part or in full at the option of I-Storm on thirty days advance written notice to the holders of Series A at a redemption price of $6.67 per share. Upon receipt of notice of I-Storm's intention to redeem the Series A, each holder of Series A shall have an option to convert to common stock as described below. Any partial redemption shall be made on a pro rata basis.

       - Each holder of Series A shall have the right to convert the Series A into shares of common stock in part or in full at any time, including within thirty days after notice by I-Storm of its intention to redeem the Series A or of a Liquidation Preference Event. The initial conversion rate for the Series A shall be one-to-one. All rights incident to a share of Series A (including but not limited to rights to any declared but unpaid dividends) will terminate automatically upon any conversion of such share into common stock. The number of shares of common stock issuable upon conversion of each share of Series A shall be subject to adjustment from time to time upon the occurrence of certain events.

       - The holders of Series A shall have the right to vote as a class on (i) the merger, sale, liquidation, or dissolution of I-Storm, (ii) a sale of all or substantially all of I-Storm's assets, (iii) any increase in the number of authorized shares of any class or series of equity securities of I-Storm, (iv) creation of any new class or series of equity securities in LVL, (v) any increase in the number of members of the Board of Directors of I-Storm and LVL, and (vi) election of one member of the Board of Directors of I-Storm and LVL.

8.    COMMON STOCK:

At December 31, 1998, common stock consists of 3,326,000 shares outstanding, and an additional 1,482,000 shares subscribed. The subscribed shares consist of shares to be issued pursuant to the POR that had not been issued as of December 31, 1998. The Board of Directors authorized the issuance of these shares on July 23, 1998. The shares of common stock to be issued pursuant to the POR have been valued at $0.25 per share, as determined in good faith by I-Storm's Board of Directors. Each issued and outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Upon any liquidation, dissolution or winding up of the affairs of I-Storm, holders of common stock are entitled to receive pro rata all of the assets available for distribution to shareholders, only after payment or provision for payment of all debts and other liabilities of I-Storm, including a pro-rata distribution of assets, first, to the holders of Series A.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

Shares of common stock issued pursuant to the POR and shares issued upon the exercise of warrants issued pursuant to the POR may not be transferred or sold within six months of the merger of LVL and Digital for holders of common stock that had provided financing to I-Storm. Shares may not be transferred or sold within eighteen months of the merger of LVL and Digital for holders of common stock that had not provided financing to I-Storm. The Board of Directors may release all or a portion of these restrictions at its discretion.

1998 STOCK OPTION PLAN

As provided in the POR and subject to stockholder approval, in 1998, I-Storm established the 1998 Stock Option Plan (the "1998 Option Plan") covering 1,400,000 shares of common stock. Options granted under the 1998 Option Plan may be either incentive stock options or nonstatutory stock options, as designated by the Board of Directors. Options granted under the 1998 Option Plan expire on the tenth anniversary of the date of grant. The 1998 Option Plan provides that the exercise price of each incentive stock option will be no less than 100% of the fair market value of the common stock at the date of the grant. The exercise price of each nonstatutory stock option will be no less than 85% of the fair market value of the common stock at the date of the grant. The exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock at the date of the grant and is not exercisable after the expiration of five years from the date of grant. Vesting provisions of individual options under the 1998 Option Plan may vary as the Board of Directors has the authority to set exercise dates, payment terms and other provisions for each grant. As of December 31, 1998, there were no shares outstanding under the 1998 Option Plan. In accordance with APB No. 25, no compensation expense has been recognized related to options granted to employees, as there were no options granted to employees as of December 31, 1998.

SUBSCRIBED WARRANTS TO PURCHASE COMMON STOCK

I-Storm has issued 350,000 warrants to purchase common stock at $0.50 per share to creditors and to other entities and individuals as specified by the POR. The warrants are exercisable for a period of five years commencing from their issue date pursuant to the POR. The Board of Directors authorized the issuance of these warrants on July 23, 1998. I-Storm has valued these warrants at approximately $0.13 per share based on an option pricing model.

WARRANTS TO PURCHASE COMMON STOCK

I-Storm has issued warrants to purchase 290,000 shares of common stock at an exercise price of $0.001 per share in connection with a bridge financing of $825,000. The warrants are exercisable for a period of five years commencing from their issue date. I-Storm has valued these warrants at approximately $0.25 per share based on an option pricing model. As of December 31, 1998, warrants for 40,000 shares have been exercised.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

COMMON STOCK ISSUED FOR SERVICES

During 1998, the Board of Directors authorized the issuance of 2,000,000 shares of common stock valued at $0.25 per share to entities in consideration for financial services and financing provided to I-Storm.

RESERVED FOR FUTURE ISSUANCE

The following shares of common stock are reserved for future issuance:

Subscribed common stock                                    2,040,000
1998 Stock Option Plan                                     1,400,000
Conversion of preferred stock                                600,000
Warrants                                                     600,000
                                                        ---------------
                                                           4,640,000
                                                        ===============

9.     INCOME TAXES:

I-Storm accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding the realization of the assets based upon the lack of profitability in recent years, the uncertainty of future profitability, and limitations on the utilization of net operating losses due to I-Storm's reorganization.

10.    RELATED PARTIES:

The Company entered into a twelve-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay a total of $175,000 in twelve monthly instalments to Benchmark for merger and acquisitions consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. Benchmark also entered into an agreement in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of unregistered Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on August 1, 1998, subject to a month lock-up agreement.

In September 1997, the Company engaged Mackenzie Shea, Inc. ("MSI") as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. MSI or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and MSI was paid a $20,000 cash fee in 1998 in full compensation for such services. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an eighteen month lock-up

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement.

In September 1997, the Company engaged Thomas Schulz as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. Mr. Schulz or its designees were issued 500,000 shares of the Company's Common Stock in August, 1998, and Mr. Schulz also was paid a fee for such services. Mr. Schulz is a director of the Company. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an eighteen month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement.

In August 1998, the Company engaged Weatherly Securities Corp. ("Weatherly") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 1,000,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Weatherly were fully vested fully as of August 1, 1998, are unregistered shares and are subject to an eighteen month lock-up agreement.

In August 1998, the Company engaged Pound Capital Corp. ("Pound") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 225,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Pound were fully vested as of August 1, 1998, are unregistered shares and are subject to an eighteen month lock-up agreement.

Robert Tomz entered into a consulting arrangement with the Company on December 8, 1998 whereby he was entitled to receive monthly compensation of $8,000 a month and warrants to purchase 14,000 shares of Common Stock, exercisable at $2.00 per share each month for a period of twelve months commencing January 11, 1999. Mr. Tomz also served briefly as Acting Chief Financial Officer of the Company from January 1 to March 15, 1999. Mr. Tomz and the Company terminated this consulting arrangement on June 15, 1999, and renegotiated the consulting fee so that Mr. Tomz received in total $90,000 and 84,000 warrants to purchase Common Stock of the Company exercisable at $2.00 per share.

Pursuant to the Plan of Reorganization, the Company has issued 297,642 shares of Common Stock to each of Calbert Lai and Stephen Venuti, and 500,000 shares of Common Stock to Thomas A. Schulz, or his designees, as set forth below. Further, Benchmark Equity Group, Inc., an affiliate of Frank DeLape, a director, has been issued 557,800 shares of Common Stock. Additionally, Mr. DeLape, has received options to purchase 50,000 shares of Common Stock at $3.50 per share for one year's service as the Chairman of the Board of Directors of the Company on July 23, 1999, and all other non-employee directors have received options to purchase 25,000 shares at $3.50 per share for one year's service on the Board of Directors of the Company, to be issued on July 23, 1999.

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               DECEMBER 31, 1998

The Company is a party to a twelve month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay $175,000 in twelve monthly instalments to Benchmark for consulting services rendered to either LVL or the company, commencing as of March 1, 1998. As of February 1, 1999, 11 months of the Consulting Agreement has been paid in full. Benchmark also entered into an earlier agreement, in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on July 23, 1998. Frank DeLape, Chairman of the Board, is the President of Benchmark Equity Group, Inc. The Company has a management consulting agreement with Matthew Howard, a director, for a fee of $5,000 per month. Mr. Howard's consulting arrangement commenced August 1, 1998.

11.    SUBSEQUENT EVENTS:

Subsequent to December 31, 1998, I-Storm raised net proceeds of $4,396,927 in connection with the issuance of 407,900 shares of Series B Cumulative Convertible Preferred Stock ("Series B") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series B shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

Subsequent to December 31, 1998, I-Storm raised net proceeds of $4,004,000 in connection with the issuance of 371,429 shares of Series C Cumulative Convertible Preferred Stock ("Series C") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series C shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

Subsequent to December 31, 1998, the Board of Directors authorized the issuance of options to purchase 50,000 shares of common stock to the Chairman of the Board of Directors. Each director other than the Chairman shall be granted options to purchase 25,000 shares of common stock. These options will be granted annually for each full year of service and vest one year from the date of grant. The exercise price of options granted for the current year of service is $3.50 per share. The Board of Directors also authorized the issuance of options to purchase 50,000 and 25,000 shares of common stock to the Chairman and members of the Advisory Board of I-Storm, respectively, under the same terms as the options granted to the Chairman and members of the Board of Directors. Individuals may only receive options as a member of either the Board of Directors or the Advisory Board, but not as a member of both boards.