Form 10KSB/A
period 1998-12-31
I STORM INC
filed 1999-09-08
CIK 754499

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                      [ X ] ANNUAL REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Dated: September 3, 1999                         By:   /s/ Calbert Lai
               ----                                    --------------------------------------
                                                       Calbert Lai, President and Director

       In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                      Date
---------                                          -----                                      ----
/s/ Calbert Lai                               President and Director                      September 3, 1999
--------------------------                                                                        ----
Calbert Lai

/s/ Calbert Lai                               Treasurer and Chief                         September 3, 1999
--------------------------                    Financial Officer                                   ----
Calbert Lai

/s/Stephen Venuti                             Secretary and Vice President                September 3, 1999
--------------------------                                                                        ----
Stephen Venuti

/s/ Frank DeLape                              Director                                    September 3, 1999
--------------------------                                                                        ----
Frank DeLape

/s/ John Matthews                             Director                                    September 3, 1999
--------------------------                                                                        ----
John Matthews

/s/Thomas Schultz                             Director                                    September 3, 1999
--------------------------                                                                        ----
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
                                                   ===================================================

AMORTIZATION OF REORGANIZATION ASSET

At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying consolidated balance sheet of I-Storm and will be amortized on a straight-line basis over ten years. As of December 31, 1998, the value of the Reorganization Asset was approximately $3,060,000. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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