Form 10QSB
period 1998-09-30
I STORM INC
filed 1999-10-20
CIK 754499

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

   2440 West El Camino Real, Suite 520, Mountain View, California 94040-1400

                   (Address of principal executive offices)

                                (650) 962-5420
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at September 30, 1998
-----------------------------                 ---------------------------------
Common Stock, par value $0.01                              3,325,756

Traditional Small Business Disclosure Format (Check One):  Yes [_]  No [X]

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements


                                 I-STORM, INC.
                     Formerly Digital Power Holding Company
                         (A development stage company)


                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                     ASSETS

                                                                                           Post
                                                                                         Emergence       Predecessor
                                                                                         ---------       -----------
                                                                                        September 30,    December 31,
                                                                                            1998             1997
                                                                                       -------------------------------
                                                                                                (unaudited)
                                                                                       -------------------------------
Current assets:
 Cash and cash equivalents                                                                $     26         $     --
 Accounts receivable, net of allowance for doubtful accounts of $0 and
  $31, respectively                                                                             12               85
 Factored accounts receivable, net of allowance for doubtful accounts of
  $0 as of September 30, 1998 and December 31, 1997                                            977              571
 Prepaid expenses and other current assets                                                     219              122
                                                                                       -------------------------------
     Total current assets                                                                    1,234              778
Property and equipment, net                                                                    102              974
Other assets                                                                                    --               54
Reorganization asset, net of amortization of $65 and $0, respectively                        3,138               --
                                                                                       -------------------------------
     Total assets                                                                         $  4,474         $  1,806
                                                                                       ===============================
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable                                                                            $     112       $     157
 Factoring liability                                                                            952             821
 Accounts payable                                                                               526           7,151
 Accrued liabilities                                                                            721             605
 Deferred revenue                                                                               359              --
                                                                                       -------------------------------
     Total current liabilities                                                                2,670           8,734
                                                                                       -------------------------------
Long-term notes payable (Note 5)                                                                689              --
Capital lease obligation, less current portion                                                   --               2
                                                                                       -------------------------------
     Total noncurrent liabilities                                                               689               2
                                                                                       -------------------------------
Redeemable common stock, at $1.00 per share, 600,000 shares
 outstanding at September 30, 1998 and none outstanding at
 December 31, 1997 (Note 7)                                                                     600              --
                                                                                       -------------------------------
Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
 Preferred stock, $0.01 par value and paid in capital
  Series A cumulative convertible preferred stock; liquidation preference of $4,002:
     Designated--600 shares; outstanding--0 shares
     Subscribed--600 shares at September 30, 1998 and none in 1997                                6              --
 Common stock, $0.01 par value:
  Authorized--25,000
  Outstanding--4,713 and 11,590 shares, respectively
  Subscribed 1,482 shares at September 30, 1998 and none in 1997                                 51           2,342
 Notes receivable from holders of common stock                                                   --          (2,332)
 Subscribed warrants to purchase common stock                                                   120              --
 Additional paid-in capital                                                                   1,084              --
 Accumulated deficit                                                                         (1,103)         (6,940)
                                                                                       -------------------------------
     Total shareholders' equity (deficit)                                                       515          (6,930)
                                                                                       -------------------------------
     Total liabilities and shareholders' equity (deficit)                                 $   4,474       $   1,806
                                                                                       ===============================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                         Post
                                                       Emergence                   Predecessor
                                                       ---------                   -----------
                                                      Period from
                                                       Inception          Period from      Three months
                                                    (July 17, 1998)      July  1, 1998         ended
                                                   to September 30,       to July 16,      September 30,
                                                         1998                1998              1997
                                                   ------------------------------------------------------
                                                                        (unaudited)
                                                   ------------------------------------------------------
Revenues                                                       432                2             1,096
                                                   ------------------------------------------------------
Costs and expenses:
 Cost of revenues                                              537               78               798
 Selling, general, and administrative                          858              570               910
 Amortization of reorganization asset                           65               --                --
                                                   ------------------------------------------------------
     Total operating expenses                                1,460              648             1,708
                                                   ------------------------------------------------------
     Loss from operations                                   (1,028)            (646)             (612)

Interest expense                                               (75)              --              (145)

Other income (expense), net                                     --              (19)               --
                                                   ------------------------------------------------------
     Total other income (expense)                              (75)             (19)             (145)
                                                   ------------------------------------------------------

Net loss and comprehensive loss                             (1,103)            (665)             (757)
                                                   ======================================================
Net loss per share:
 Basic and diluted                                           (0.23)           (0.06)            (0.07)
                                                   ======================================================
Shares used in computing net loss per share:
 Basic and diluted                                           4,713           11,590            11,590
                                                   ======================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                    Post Emergence                Predecessor
                                                    --------------                -----------
                                                      Period from
                                                       Inception          Period from       Nine months
                                                    (July 17, 1998)    January 1, 1998         ended
                                                   to September 30,       to July 16,      September 30,
                                                         1998                1998              1997
                                                ----------------------------------------------------------
                                                                        (unaudited)
                                                ----------------------------------------------------------
Revenues                                                  432                2,076             5,554
                                                ----------------------------------------------------------
Costs and expenses:
 Cost of revenues                                          537               1,563             3,612
 Selling, general, and administrative                      858               2,672             3,196
 Amortization of reorganization asset                       65                  --                --
                                                ----------------------------------------------------------
     Total operating expenses                            1,460               4,235             6,808
                                                ----------------------------------------------------------
     Loss from operations                               (1,028)             (2,159)           (1,254)

Interest expense                                           (75)                 --              (252)

Other income (expense), net                                 --                (264)               --
                                                ----------------------------------------------------------
     Total other income (expense)                          (75)               (264)             (252)
                                                ----------------------------------------------------------

Net loss and comprehensive loss                         (1,103)             (2,423)           (1,506)
                                                ==========================================================
Net loss per share:
 Basic and diluted                                       (0.23)              (0.21)            (0.13)
                                                ==========================================================
Shares used in computing net loss per share:
 Basic and diluted                                       4,713              11,590            11,590
                                                ==========================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)


            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                                                  Warrants to
                                                     Convertible                                    Purchase
                                                   Preferred Stock            Common Stock           Common       Notes
                                                -----------------------------------------------
                  Predecessor                       Shares       Amount     Shares      Amount        Stock     Receivable
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                              --     $     --      11,590   $   2,342     $   --      $    (2,332)
 Net loss                                               --           --          --          --         --               --
 Issuance of new preferred and
  common stock and warrants in
  accordance with the POR                              600            6       3,040          30         47               --
 Application of fresh-start accounting                  --           --     (11,590)     (2,342)        --            2,332
                                                ---------------------------------------------------------------------------
Post-Emergence
--------------
Balance at inception (July 17, 1998)                   600            6       3,040          30         47               --
 Issuance of common stock for services                  --           --       2,000          20         --               --
 Issuance of common stock related to debt
  financing                                             --           --          91           1         --               --
 Issuance of warrants related to debt
  financing                                             --           --          --          --         73               --
 Net loss                                               --           --          --          --         --               --
                                                ---------------------------------------------------------------------------
Balance, September 30, 1998                            600       $    6       5,131   $      51     $  120      $        --
                                                ===========================================================================

                                                                                         Total
                                                         Additional                   Shareholders'
                                                           Paid-in       Accumulated     Equity
                  Predecessor                              Capital          Deficit     (Deficit)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                               $      --       $   (6,940)    $  (6,930)
 Net loss                                                       --           (2,423)       (2,423)
 Issuance of new preferred and common stock and
  warrants in accordance with the POR                        1,084               --         1,167
 Application of fresh-start accounting                          --            9,363         9,353
                                                     -------------------------------------------------
Post-Emergence
--------------
Balance at inception (July 17, 1998)                         1,084               --         1,167
 Issuance of common stock for services                         336               --           356
 Issuance of common stock related to debt
  financing                                                     21               --            22
 Issuance of warrants related to debt
  financing                                                     --               --            73
 Net loss                                                       --           (1,103)       (1,103)
                                                     -------------------------------------------------
Balance, September 30, 1998                              $   1,084       $   (2,760)    $    (515)
                                                     =================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company

                         (A development stage company)


                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                  Post Emergence                Predecessor
                                                                  ---------------               -----------
                                                                    Period from
                                                                     Inception         Period from      Nine months
                                                                  (July 17, 1998)    January 1, 1998       ended
                                                                    to September 30,    to July 16,     September 30,
                                                                       1998                1998             1997
                                                                --------------------------------------------------------
                                                                                       (unaudited)
                                                                --------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                          $      (1,103)   $      (2,423)      $         (1,506)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Loss on disposal of fixed assets                                           --               30                     --
   Depreciation and amortization                                              86               88                    174
   Forgiveness of current obligations in exchange
    for fixed assets                                                          --              738                     --
   Valuation of common stock issued for services                             356               --                     --
   Provision for bad debts                                                    --               85                     --
   Changes in assets and liabilities:
     Accounts receivable                                                      74              (20)                 2,292
     Unbilled receivables                                                     --               --                   (121)
     Factored accounts receivable                                           (469)              (3)                  (761)
     Prepaid expenses and other assets                                       (54)              84                    (24)
     Accounts payable                                                         66               --                    390
     Deferred revenue                                                        356              655                   (674)
     Accrued liabilities                                                      67              149                   (215)
                                                                 --------------------------------------------------------
      Net cash used in operating activities                                 (621)            (617)                  (445)
                                                                 --------------------------------------------------------

Cash flows from investing activities:
 Purchase of fixed assets                                                     --               (4)                  (655)
                                                                 --------------------------------------------------------
      Net cash used in investing activities                                   --               (4)                  (655)
                                                                 -------------------------------------------------------
Cash flows from financing activities:
 Proceeds from notes payable                                                 100              528                     --
 Repayment of notes payable                                                   --              (57)                    --
 Factoring liability, net                                                    252             (121)                   623
 Payments on capital leases                                                   --              (34)                   (26)
 Proceeds from issuance of redeemable common stock                            --              600                     --
 Payment on notes receivable from shareholders                                --               --                    404
                                                                --------------------------------------------------------
      Net cash provided by financing activities                              352              916                  1,001
                                                                --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (269)             295                    (99)
Cash and cash equivalents at beginning of period                             295               --                     73
                                                                --------------------------------------------------------
Cash and cash equivalents at end of period                         $          26    $         295       $            (26)
                                                                ========================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Valuation of common stock related to debt financing              $          31    $          --       $             --
  Valuation of warrants issued in conjunction with debt            $          73    $          --       $             --
  Notes payable issued to secured creditors for pre-petition
   claims and taxes (See Note 6)                                   $         275    $          --       $             --

  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


1.  GENERAL:

The condensed consolidated financial statements included herein have been prepared by I-Storm, Inc. ("I-Storm" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K as of December 31, 1998.

In the opinion of management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and stockholders' equity of the Company for interim periods. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

Due to the Restructuring and implementation of Fresh Start Reporting, Consolidated Financial Statements for the new Reorganized Company (period starting July 17, 1998) are not comparable to those of the Predecessor Company. For financial reporting purposes, the effective date of the bankruptcy is considered to be the close of business on July 16, 1998.

A black line has been drawn on the accompanying Condensed Consolidated Financial Statements to distinguish between the Reorganized Company and the Predecessor Company.

2.  DESCRIPTION OF THE COMPANY:

Company Formation and Financial Reorganization

I-Storm was created through the merger of LVL Communications Corporation ("LVL") and Digital Acquisition Corporation, a wholly owned subsidiary of Digital Power Holding Company ("Digital"), a Nevada public shell corporation, on July 17, 1998, resulting in LVL becoming a wholly owned subsidiary of Digital. Digital has been renamed "I-Storm, Inc." The merger was accounted for as a reverse acquisition under the purchase method with LVL being the surviving entity.

Since December 1989, Digital has not engaged in any material business operations. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada.

I-Storm is an Internet advertising, marketing and communications agency, and the developer of the "I-Storm CyberStore" concept, a joint venture program to finance, design,

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               SEPTEMBER 30, 1998

develop, and operate electronic commerce storefronts in partnership with brand-name consumer and technology product companies as of September 30, 1998. LVL has developed electronic and on-line commerce ("E-commerce") on behalf of international manufacturing and technology corporations.

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

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               SEPTEMBER 30, 1998

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

The Company is in the development stage, has yet to generate any significant revenues and has no assurance of future revenues. The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including: dependence on key individuals, successful development, marketing and sales of products and services, and competition from larger companies with greater financial, technical, management, marketing, and sales resources.

In order to achieve successful operations, the Company will require additional capital to sustain and expand its business. I-Storm has raised net proceeds of approximately $8.2 million since September 30, 1998. I-Storm is currently seeking additional equity financing and is seeking to list its stock on a nationally-recognized exchange. There can be no assurance that I-Storm will be able to obtain financing or that the terms of the financing will be favorable to I-Storm. These factors raise substantial doubt about the ability of I-Storm to continue as a going concern and about the ability of I-Storm to realize its Reorganization Asset. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 I-STORM, INC.
                     Formerly Digital Power Holding Company

                         (A development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               SEPTEMBER 30, 1998

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

                                 I-STORM, INC.
                     Fomerly Digital Power Holding Company

                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998


The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of July 17, 1998 (in thousands):

(UNAUDITED INFORMATION)

                                              Predecessor                   Reorganization and                     Reorganized
                                                Company                  Fresh Start Adjustments                     Company
                                                                  --------------------------------------
                                                July 17,              Debit                 Credit                   July 17,
                                                 1998                                                                  1998
                                           ----------------       --------------         ---------------          -----------------
Assets:
   Current assets                          $          1,360       $           --         $           379   (a)    $             981
 Property and equipment, net                            307                   --                     185   (b)                  122
 Reorganization asset                                    --                3,131  (c)                 --                      3,131
                                           ----------------       --------------         ---------------          -----------------
Total assets                               $          1,667       $        3,131         $           564          $           4,234
                                           ================       ==============         ===============          =================
Liabilities and equity:
 Accounts payable                          $          9,574       $        7,635  (d)    $            --          $           1,939
 Long-term notes payable                                403                   --                     125   (e)                  528
 Redeemable common stock                                 --                   --                     600   (f)                  600
 Preferred A                                             --                   --                     600   (g)                  600
 Common                                                  11                   --                      19   (h)                   30
 Warrants                                                --                   --                      47   (i)                   47
 Paid in capital                                        724                  234  (j)                 --                        490
 Accumulated deficit                                 (9,045)                  --                   9,045   (k)                   --
                                           ----------------       --------------         ---------------          -----------------
Total liabilities and equity               $          1,667       $        7,869         $        10,436          $           4,234
                                           ================       ==============         ===============          =================

Explanation of the above adjustment columns are as follows:

     (a)  To adjust current assets to fair market value.
     (b)  To adjust property and equipment to fair market value.
     (c) To establish the reorganization value in excess of identifiable assets as follows (in thousands):

               New debt                                   $        125
               New equity                                        1,266
                                                          ------------
                      Reorganization value                       1,391

               Plus:  Fair value of liabilities                  2,843
               Less:  Fair value of assets                      (1,103)
                                                          ------------
                                                          $      3,131
                                                          ============

                                 I-STORM, INC.
                     Fomerly Digital Power Holding Company

                         (A development stage company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                              SEPTEMBER 30, 1998


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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                 I-STORM, INC.
                     Fomerly Digital Power Holding Company

                         (A development stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998


Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets.

Amortization of Reorganization Asset

At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying consolidated balance sheet of I-Storm and will be amortized on a straight-line basis over ten years. As of September 30, 1998, the value of the Reorganization Asset was approximately $3,138,000. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                           Stock-Based Compensation

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. I-Storm has elected to account for its stock-based compensation arrangements under the provisions of APB 25.

Revenue Recognition

I-Storm's revenues consist principally of services related to development and maintenance of web sites. I-Storm recognizes revenue as the services are provided. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


Comprehensive Income (Loss)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income,"
which I-Storm adopted beginning on January 1, 1998.   SFAS No. 130 establishes
standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income "). Comprehensive income
(loss) is the total of net income (loss) and all other non-owner changes in equity. For the nine months ended September 30, 1998 and 1997, I-Storm's comprehensive loss was equal to net loss.

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

During the nine months ended September 30, 1998 and 1997, I-Storm's revenue was generated in the United States.

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

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998

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

4.  FACTORED ACCOUNTS RECEIVABLE:

I-Storm has entered into a factoring agreement with a financial institution. Under this arrangement, I-Storm sells to the financial institution all third-party receivables that meet certain criteria outlined in the agreement. The financial institution has the right to charge back any receivables that are not paid within 90 days of the invoice date to I-Storm. As I-Storm does not surrender control over the factored receivables, the amounts received from the transfer are treated as secured borrowings until either payment is received by the financial institution or the receivable is put back to I-Storm. The factoring agreement expired on March 25, 1999. Subsequent to September 30, 1998, I-Storm has completely paid off the factoring liability.

5.  NOTES PAYABLE:

As of September 30, 1998, I-Storm had a note payable agreement with Trident, under which I-Storm was able to borrow up to $1 million at 10% per annum. As discussed in Note 2, Trident provided $600,000 in pre-confirmation bridge financing and $228,000 in post-confirmation bridge financing. In consideration for the pre-confirmation bridge financing, I-Storm issued Trident 600,000 shares of redeemable common stock and 440,000 shares of non-redeemable common stock.
In partial consideration for the post-confirmation bridge financing, Trident has been issued additional 91,200 shares of non-redeemable non-voting common stock. Subsequent to September 30, 1998, all balances outstanding on these notes have been repaid.

Subsequent to September 30, 1998, I-Storm had notes payable agreements with certain individuals in amounts aggregating $250,000 at 10% per annum. The notes are collateralized via a security interest in all of I-Storm's assets, subject to certain other security interests. In conjunction with the issuance of the notes payable, I-Storm issued warrants to purchase 60,000 shares of common stock in I-Storm exercisable at $0.50 per share. The warrants expire on March 31, 2003. Subsequent to September 30, 1998, all balances outstanding on these notes have been repaid.

Subsequent to September 30, 1998, I-Storm also had notes payable agreements with certain individuals in amounts aggregating $275,000 at 10% per annum. I-Storm issued warrants to purchase 50,000 shares of common stock, exercisable at $0.001

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


per share. Subsequent to September 30, 1998, all balances outstanding on these notes have been repaid.

Subsequent to September 30, 1998, I-Storm also had notes payable agreements with certain individuals in amounts aggregating $300,000 at 10% per annum. I-Storm issued warrants to purchase 120,000 shares of common stock, exercisable at $0.001 per share. Subsequent to September 30, 1998, all balances outstanding on these notes have been repaid.

All of the notes payable agreements listed above expire upon the earlier of: (i) various dates from March 31, 1999 through October 31, 1999; (ii) the date of I-Storm's receipt of $3 million from one or more debt or equity financings; or
(iii) upon the sale, transfer or disposition of any or all of the assets of I-Storm.

Subsequent to September 30, 1998, I-Storm had federal and state payroll and sales taxes due totaling $202,000. As a result of the Chapter 11 filing, I-Storm has five years to pay the taxes.

6.  COMMITMENTS AND CONTINGENCIES:

In March 1999, I-Storm entered into a two year operating lease for a new facility. The future minimum required payments under this lease are as follows (in thousands):

               1999                                         253
               2000                                         348
               2001                                          29
                                                       --------
                                                            630
                                                       ========

In conjunction with I-Storm's bankruptcy proceedings in 1998, I-Storm's creditors had filed claims of approximately $621,000 as secured creditors. Subsequent to September 30, 1998, claims for approximately $471,000 were converted to unsecured claims and were allocated their pro rata portion of Series A Cumulative Convertible Preferred Stock. The remaining claims of approximately $150,000 were repaid in August 1999.

7.  REDEEMABLE COMMON STOCK:

In conjunction with the POR, I-Storm issued 600,000 shares of redeemable common stock to Trident in consideration for $600,000 of pre-confirmation bridge financing. These shares are redeemable at $1.00 per share, at Trident's option, in the event that I-Storm raises $3 million in debt or equity financing. Subsequent to September 30, 1998, Trident elected to convert the redeemable common stock into non-redeemable common stock.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


8.  PREFERRED STOCK:

As of September 30, 1998, I-Storm was authorized to issue 2,000,000 shares of preferred stock of which 600,000 shares are designated Series A Cumulative Convertible Preferred Stock ("Series A"). Pursuant to the POR, these shares will be issued on a pro rata basis to the class of unsecured creditors. These shares will be issued upon the identification of these claims and the determination of shares to be issued or the Cash Option elected, and have been reflected as subscribed shares in the accompanying balance sheet. The shares of Series A to be issued pursuant to the POR have been valued at $1.00 per share as determined in good faith by the Board of Directors. Pursuant to the POR, these shares may not be transferred or sold until twelve months after the merger of LVL into Digital.

The rights, restrictions, and preferences of Series A are as follows:

     . The holders of Series A shall, upon the vote of the majority of the Board of Directors, be entitled to receive, out of funds legally available therefor, cumulative annual dividends at a rate of $0.05 per annum per share, respectively, prior and in preference to any payment of any dividend on the common stock, payable in cash or common stock at the option of the Board of Directors. Such dividends shall be paid when and as declared by the Board of Directors, and unpaid dividends shall accumulate for the benefit of the holders. The dividend rights and preferences of the Series A shall be senior to those of common stock. After the dividend preferences of the Series A due in a given year have been paid in full, all remaining dividends in such year, if any, shall be paid according to preference to remaining equity interests.

     . In the event of any liquidation, dissolution, or winding up of I-Storm, or the sale, merger, or combination of I-Storm, a public offering in excess of $25 million, and merger or consolidation of I-Storm in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of substantially all of I-Storm's assets (singularly or collectively referred to as a "Liquidation Preference Event"), the holders of the Series A will be entitled to receive an amount equal to $6.67 per share for the Series A, plus an amount equal to all declared but unpaid dividends (the "Preference Amount"). After the Preference Amount on all outstanding shares of Series A has been paid, any remaining funds and assets of I-Storm legally available for distribution shall be paid pro rata solely among the holders of common stock. If I-Storm has insufficient assets to permit payment of the Preference Amount in full to all holders of Series A, then the assets of I-Storm shall be distributed ratably to the holders of Series A in proportion to the Preference Amount each such holder would have been entitled to receive.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


     . The Series A shall be redeemable in part or in full at the option of I-Storm on thirty days advance written notice to the holders of Series A at a redemption price of $6.67 per share. Upon receipt of notice of I-Storm's intention to redeem the Series A, each holder of Series A shall have an option to convert to common stock as described below. Any partial redemption shall be made on a pro rata basis.

     . Each holder of Series A shall have the right to convert the Series A into shares of common stock in part or in full at any time, including within thirty days after notice by I-Storm of its intention to redeem the Series A or of a Liquidation Preference Event. The initial conversion rate for the Series A shall be one-to-one. All rights incident to a share of Series A (including but not limited to rights to any declared but unpaid dividends) will terminate automatically upon any conversion of such share into common stock. The number of shares of common stock issuable upon conversion of each share of Series A shall be subject to adjustment from time to time upon the occurrence of certain events.

     . The holders of Series A shall have the right to vote as a class on (i) the merger, sale, liquidation, or dissolution of I-Storm, (ii) a sale of all or substantially all of I-Storm's assets, (iii) any increase in the number of authorized shares of any class or series of equity securities of I-Storm, (iv) creation of any new class or series of equity securities in LVL, (v) any increase in the number of members of the Board of Directors of I-Storm and LVL, and (vi) election of one member of the Board of Directors of I-Storm and LVL.

9.  COMMON STOCK:

At September 30, 1998, common stock consists of 3,326,000 shares outstanding, and an additional 1,482,000 shares subscribed. The subscribed shares consist of shares to be issued pursuant to the POR that had not been issued as of September 30, 1998. The Board of Directors authorized the issuance of these shares on July 23, 1998. The shares of common stock to be issued pursuant to the POR have been valued at $0.25 per share, as determined in good faith by I-Storm's Board of Directors. Each issued and outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Upon any liquidation, dissolution or winding up of the affairs of I-Storm, holders of common stock are entitled to receive pro rata all of the assets available for distribution to shareholders, only after payment or provision for payment of all debts and other liabilities of I-Storm, including a pro-rata distribution of assets, first, to the holders of Series A.

Shares of common stock issued pursuant to the POR and shares issued upon the exercise of warrants issued pursuant to the POR may not be transferred or sold within six months of the merger of LVL and Digital for holders of common stock that had provided financing to I-Storm. Shares may not be transferred or sold within eighteen

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


months of the merger of LVL and Digital for holders of common stock that had not provided financing to I-Storm. The Board of Directors may release all or a portion of these restrictions at its discretion.

1998 Stock Option Plan

As provided in the POR and subject to stockholder approval, in 1998, I-Storm established the 1998 Stock Option Plan (the "1998 Option Plan") covering 1,400,000 shares of common stock. Options granted under the 1998 Option Plan may be either incentive stock options or nonstatutory stock options, as designated by the Board of Directors. Options granted under the 1998 Option Plan expire on the tenth anniversary of the date of grant. The 1998 Option Plan provides that the exercise price of each incentive stock option will be no less than 100% of the fair market value of the common stock at the date of the grant. The exercise price of each nonstatutory stock option will be no less than 85% of the fair market value of the common stock at the date of the grant. The exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock at the date of the grant and is not exercisable after the expiration of five years from the date of grant. Vesting provisions of individual options under the 1998 Option Plan may vary as the Board of Directors has the authority to set exercise dates, payment terms and other provisions for each grant. As of September 30, 1998, there were no shares outstanding under the 1998 Option Plan and there were 1,402,000 options granted to employees. In accordance with APB No. 25, no compensation expense has been recognized related to options granted to employees.

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

Warrants to purchase common stock

I-Storm has issued warrants to purchase 290,000 shares of common stock at an exercise price of $0.001 per share in connection with a bridge financing of $825,000. The warrants are exercisable for a period of five years commencing from their issue date. I-Storm has valued these warrants at approximately $0.25 per share based on an option pricing model. As of September 30, 1998, none of these warrants have been exercised.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


Common stock issued for services

During 1998, the Board of Directors authorized the issuance of 2,000,000 shares of common stock valued at $0.25 per share to entities in consideration for financial services and financing provided to I-Storm.

10.  INCOME TAXES:

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

11.  RELATED PARTIES:

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

In September 1997, the Company engaged Thomas Schulz as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. Mr. Schulz or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and Mr. Schulz also was paid a fee for such services. Mr. Schulz is a director of the Company. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an eighteen month lock-up agreement, commencing

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement.

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

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


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

12.  SUBSEQUENT EVENTS:

Subsequent to September 30, 1998, I-Storm raised net proceeds of $4,259,456 in connection with the issuance of 407,900 shares of Series B Cumulative Convertible Preferred Stock ("Series B") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series B shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

Subsequent to September 30, 1998, I-Storm raised net proceeds of $3,995,594 in connection with the issuance of 371,429 shares of Series C Cumulative Convertible Preferred Stock ("Series C") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series C shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

Subsequent to September 30, 1998, the Board of Directors authorized the issuance of options to purchase 50,000 shares of common stock to the Chairman of the Board of Directors. Each director other than the Chairman shall be granted options to purchase 25,000 shares of common stock. These options will be granted annually for each full year of service and vest one year from the date of grant. The exercise price of options granted for the current year of service is $3.50 per share. The Board of Directors also authorized the issuance of options to purchase 50,000 and 25,000 shares of common stock to the Chairman and members of the Advisory Board of I-Storm, respectively, under the same terms as the options granted to the Chairman and members of the Board of Directors. Individuals may only receive options as a member of either the Board of Directors or the Advisory Board, but not as a member of both boards.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Over the past two years, the Company has been shifting from its traditional business of providing advertising services to developing and operating retail web-sites in partnership with brand-name companies. To facilitate this shift, the Company developed and negotiated a Plan of Reorganization which was approved by the United States Bankruptcy Court for the Northern District of California without creditor objection on April 16, 1998. On July 17, 1998, the Company merged into a wholly-owned subsidiary of Digital Power Holding Company, an inactive public Nevada corporation ("the Merger"). On July 20, 1998, the combined entity was renamed "I-Storm, Inc." The Company's operating results for fiscal quarter ended September 31, 1998 were strongly affected by these transactions and, therefore, may not be a reliable predictor of future performance. The Company believes that it must raise additional equity capital within the next three to six months in order to continue operating. There can be no assurance that the Company will be able to raise the necessary capital under acceptable terms, if any, within the time available.

Results of Operations
---------------------

     On April 16, 1998, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court. The Plan of Reorganization resulted in the conversion of approximately $7,151,000 in accounts payable into preferred equity. As a result of the Reorganization, the recording of the restructuring transaction and implementation of Fresh Start Reporting, the Company's results of operations after April 16, 1998 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. The Company's results of operations for the quarter ended September 30, 1998 are reflected below for the period commencing July 17, 1998, the date of the Merger, and ending September 30, 1998.

     The Company's net loss for the quarter ended September 30, 1998 was approximately $1,103,000 and arose primarily as a result of operating losses and expenses associated with the Company's reorganization, subsequent Merger, and shift away from advertising service revenue toward E-commerce development activities. The Company's net loss for the nine months ended September 30, 1998 was approximately $3,148,000, as compared to approximately $1,303,000 for the nine months ended September 30, 1997. The Company's operating loss for the quarter ended September 30, 1998 was approximately $1,028,000 as compared to approximately $895,000 for the quarter ended September 30, 1997. The increase in operating loss of approximately $132,883 was caused primarily by a decline in gross profit of approximately $506,085 and a slight increase in operating expenses of approximately $27,500. The Company's operating loss for the nine months ended September 30, 1998 was $2,946,600 as compared to an operating loss of approximately $3,181,700 for the nine months ended September 30, 1997. The decrease in operating loss is due to the reduction of administrative and marketing staff in an attempt to preserve cash.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


     Revenue for the quarters ended September 30, 1998 and 1997 were $431,739 and $1,198,264, respectively, a decrease of approximately $766,525 due to the change in focus of the company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing E-commerce partnerships. Gross profit (loss) for the quarters ended September 30, 1998 and September 30, 1997 were $(105,371) and $400,714, or (124%) and 33% of sales, respectively. The decrease in gross profit was primarily a result of the Company's shift away from advertising service revenue toward E-commerce development activities. Revenue for the nine months ended September 30, 1998 and 1997 were $2,605,580 and $5,655,886, respectively, a decrease of approximately $3,050,306. Gross profit for the nine months ended September 30, 1998 and 1997 were $506,539 and $2,044,374 or 19% and 36% of sales, respectively.

     Operating expenses for the quarters ended September 30, 1998 and 1997 were $922,477 and $894,967, respectively. The increase in operating expenses of approximately $27,500 from the period one year earlier was due to reorganization asset amortization and merger and financing activities. Operating expenses for the nine months ended September 30, 1998 and 1997 were $3,453,114 and $3,181,672, respectively. The increase in operating expenses of approximately $271,442 from the period one year earlier was due to an increase in consulting fees and a prior period expense of $65,600 resulting from the Company's reorganization, merger and financing activities.

     Interest expense for the quarters ended September 30, 1998 and 1997 were $75,097 and $145,000 respectively. Interest expenses for the nine months ended September 30, 1998 and 1997 were $201,976 and $252,000, respectively. As of September 30, 1998, the outstanding debt of the Company consisted of $628,000 long-term debt and current liabilities of $2,656,187 for total liabilities of $3,284,187.

     For the period commencing July 1, 1998 to July 16, 1998 ("Pre-Merger Period") the net loss of LVL Communications Corporation ("LVL") was approximately $665,000. Operating expenses were approximately $648,000 and operating loss was approximately $646,000. The net loss, operating loss and operating expenses for this Pre-Merger Period were reflective of the loss and expenses associated with the bankruptcy reorganization. The net loss, operating loss and operating expenses for LVL in the Pre-Merger Period have not been reflected in the above-stated Results of Operations for the Company post-merger because they are considered to be non-recurring and to be primarily related to the bankruptcy reorganization.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1998, the Company had current assets of $1,234,301 and $778,000 in September 30, 1997, while cash and cash equivalents were $26,166 at quarter end 1998 compared to $0 at quarter end 1997.

     As of September 30, 1998, the Company owed $628,000 in long-term debt and current notes payable totaling $100,000. The Company also has a Factoring Agreement in place with a lender secured by the Company's accounts receivable and other assets. The factoring liability as of September 30, 1998 was $977,000, up from $571,000 as of September 30, 1997.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998

The Company is in compliance with all material covenants of the shareholder notes payable and Factoring Agreement as of September 30, 1998.

     Company management believes that the current cash balance, cash from operations, and anticipated borrowing will not be sufficient to meet the Company's liquidity needs for the next 12 months. The Company is pursuing additional equity investment to fund its operating expenses and working capital needs for the coming year. There can be no assurance that the Company will be able to obtain sufficient capital under acceptable terms to fund its operations and investment strategy.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company hereby incorporates by reference the information reported in
Item 2 of the Company's August 14, 1998 Form 8-K.


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c) The Company hereby incorporates by reference Item 1 of the Company's August 14, 1998 Form 8-K.

     Trident III, L.L.C. provided $258,000 in post-confirmation bridge financing to the Company for reorganization and working capital purposes. In partial consideration for this post-confirmation bridge financing, Trident has been issued an additional 91,200 shares of non-redeemable non-voting Common Stock in the Company which is unregistered Common Stock subject to Rule 144 restrictions. Trident was also entitled to receive interest, at a rate of 10% per annum, on any outstanding unpaid balance of the total of $258,000 in post-confirmation bridge financing which it has provided to the Company in connection with the reorganization.

     The Company has received an additional $300,000 in post-confirmation bridge financing (the "July 1998 Bridge Financing") as follows: (i) a $150,000 Promissory Note from Four M International, repayable with accrued interest at a rate of 10% per annum; and (ii) $75,000 in Promissory Notes from each of Frederick Meyers and Richard David, for a

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


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

Issuance of Common Stock and Options to Consultants

     In August 1998, the Board approved the issuance of shares of Common Stock to certain consultants for strategic management and financial consultants of the Company as follows: Benchmark Equity Group, Inc. ("Benchmark"), 557,800 shares; Jeffrey W. Tomz, 42,200 shares; Fordham Financial Management, Inc or its designees, 100,000 shares; Weatherly Securities Corp. 1,000,000 shares; Pound Capital, Inc, 225,000 shares; and New Leaf, L.L.C., 75,000 shares.

     The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities were appropriately legended.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


Issuance of Common Stock, Options and Warrants Pursuant to the Order and Plan of Reorganization

     On July 23, 1998, the Board of Directors approved the issuance of certain shares of Common Stock, Series A Preferred Stock and warrants in accordance with the Order of the Bankruptcy Court confirming the Plan of Reorganization. Such shares of Common Stock, Series A Preferred Stock, and warrants, and the Common Stock underlying such warrants are or will be issued pursuant to Section 1145 of the United States Bankruptcy Code, and as such, are exempt from registration under the federal securities laws, except with respect to an underwriter of such securities.

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

     Each of the foregoing shares of Common Stock, Series A Preferred Stock, and the common stock underlying the exercise of the warrants, except for shares of Common Stock issued to Trident III, L.L.C., were issued subject to an eighteen-month lock-up agreement negotiated between the Company and its placement agent for Series B Preferred Stock, as required by the Bankruptcy Court. Pursuant to the Bankruptcy Court's instructions, releases from the lock-up agreement were on a pro rata basis. As of December 31, 1998, the placement agent and the Company had agreed to release ten percent (10%) of the foregoing securities from the lock-up. The shares of Calbert Lai and Stephen Venuti are also subject to a further lock-up imposed by the Bankruptcy Court. Shares of Messrs. Lai and Venuti may only

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


be released the earlier of the time of thirty-six months after July 17, 1999, a liquidation preference event, or the date the closing bid price reported on the NASDAQ market system for the common stock of I-Storm has exceeded the conversion price of the Series A Preferred Stock for the consecutive trading days.

Employee Stock Option Plan Under the Plan of Reorganization ("1998 A Stock Option Plan")

     In August 1998, the Board approved the establishment of an employee stock option plan ("the 1998 A Stock Option Plan") consisting of options to purchase
1.4 million shares of Common Stock, pursuant to the Plan of Reorganization, and the options and underlying stock set aside for issuance upon exercise of such warrants are also exempt from registration under Section 1145 of the Bankruptcy Code. As of December 31, 1998, options to be issued from the 1998 A Stock Option Plan were as follows: Calbert Lai, 600,000 options, Stephen Venuti, 300,000 options Timothy Cohrs, 75,000 options, Stuart Mangrum, 127,500 options, David Beach, 100,000 options. The remaining 197,500 options were distributed among various employees and consultants.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during this period.

     On July 17, 1998, pursuant to the shareholder consent procedures set forth in Section NRS 78.320 of the Nevada Revised Statutes, shareholders holding 805,000 shares of the common stock outstanding, or a majority of the common stock of the Company, submitted written consents to the merger of LVL Communications Corporation into a wholly-owned subsidiary of I-Storm, formerly Digital.

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


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

Item 5.   OTHER INFORMATION

     The Company hereby incorporates by reference the information provided in
Item 5 of the Company's August 14, 1998 Form 8-K.

     On July 23, 1998, the Board of Directors approved the filing of a Certificate of Designation for 600,000 shares of Series A Cumulative Convertible Stock ("Series A Preferred Stock") to be issued to certain unsecured creditors of LVL in exchange for the cancellation of approximately $6.5 million of unsecured debt, pursuant to the Plan of Reorganization. The Series A Preferred Stock will have dividend and liquidation rights senior to the Company's Common Stock and to any other class of equity securities which the Board of Directors may designate. The holders of Series A Preferred Stock shall also have the right to vote as a class, one vote per share, on (i) the merger, sale liquidation or dissolution of the Company or its subsidiaries; (ii) a sale of all or substantially all of the Company's or its subsidiaries' assets; (iii) any increase in the number of authorized shares of any class or series of the Company's or its subsidiaries' equity securities; (iv) the creation of any new class or series of equity securities in the Company or its subsidiaries; (v) any increase in the number of members of the Board of Directors of the Company or its subsidiaries, all until such time as more than 50% of the Series A Preferred Stock has either converted to Common Stock, or been redeemed by the Company, or until certain liquidation or preference events occur. The Series A Preferred Stock shall also have the right to elect one member to the Board of Directors so long as any shares of Series A Preferred Stock are outstanding. The Series A Preferred Stock may be converted at any time into shares of Common Stock on a one-for-one basis. The Series A Preferred Stock will be entitled to a dividend of $0.05 per annum. The Company filed a Certificate of Designation for the Series A Preferred Stock with the State of Nevada on July 27, 1998.

     On July 23, 1998, the Board of Directors also approved the designation of a Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") in connection with a contemplated private placement offering under Section 506 of Regulation D as promulgated

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


under the Securities Act of 1933. The Board anticipates that such Series B Preferred Stock be sold at $12.25 per share, and would have dividend and liquidation preferences which are senior to the Common Stock of the Company, but are subordinate to those of the Class A Preferred Stock. The Series B Preferred Stock will be entitled to a quarterly cumulative dividend of $0.28 per share (9% per annum), payable, at the option of the Company, in cash or common stock. The Series B Preferred Stock will be convertible at the option of the holder at any time after the final closing of the offering, into such number of shares of Common Stock as shall equal $12.25 divided by the lower of (i) $3.50 or (ii) the closing bid price for any five consecutive trading days during the period commencing on the final closing of the offering and ending twelve months thereafter, except that such conversion price shall not be reduced below $2.80. There can be no assurance that the Company will go forward with such a private placement offering or that such a private placement offering, if commenced, will result in any proceeds for the benefit of the Company or its wholly-owned subsidiary.

     The Company does not plan to make any material purchases of plant and equipment other than the aforementioned acquisition within the next twelve months.

     As of September 30, 1998, the Company's headquarters consisted of 15,847 square feet of leased office space and is located at 480 Cowper Street, Palo Alto, California. In April 1998, the Company agreed to sublet its headquarters space to SteelCase Corporation ("SteelCase") beginning May 1, 1998, in return for a one-time payment of $550,000 and assumption of the remainder of the Company's original lease. SteelCase subsequently determined that it did not wish to occupy the building. The Company has signed a sublet agreement with SteelCase to occupy the building until November 1, 1998. The Company is currently negotiating with SteelCase to rescind its original sublet contract, thereby permitting the Company to remain in its current location for the remainder of the current lease (approximately 14 years). The Company subsequently moved its headquarters to an 11,500 square foot facility in Mountain View, California in March 1999.


               **The rest of this page is intentionally blank.**

                                 I-STORM, INC.
                    Formerly Digital Power Holding Company
                         (A Development Stage Company)

                              SEPTEMBER 30, 1998


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:  October 18, 1999                        I-STORM, INC.



                                               By: /s/ Calbert Lai
                                                   -----------------------------
                                                   Calbert Lai, President