Form 10QSB
period 1999-03-31
I STORM INC
filed 1999-10-25
CIK 754499

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

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

                                (650) 962-5420
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes        No   X
                                                               -----     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at March 31, 1999
-----------------------------                     -----------------------------
Common Stock, par value $0.01                                5,346.206


Traditional Small Business Disclosure Format (Check One): Yes      No  X
                                                              ---     ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 I-STORM, INC.
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)

                                    ASSETS

                                                                                          March 31,       December 31,
                                                                                            1999              1998
                                                                                         (unaudited)
                                                                                    -----------------------------------
Current assets:
 Cash and cash equivalents                                                                $  2,078       $      5
 Accounts receivable, net of allowance for doubtful accounts of
  $99 and $51, respectively                                                                     35             44

 Factored accounts receivable, net of allowance for doubtful accounts of
  $175 and $349, respectively                                                                   76            105
 Prepaid expenses and other current assets                                                      98            158
                                                                                        -------------------------
     Total current assets                                                                    2,287            312
Property and equipment, net                                                                     36             81
Other assets                                                                                   533             32
Reorganization asset, net of amortization of $222 and $147, respectively                     2,982          3,060
                                                                                        -------------------------
     Total assets                                                                         $  5,838       $  3,485
                                                                                        =========================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable                                                                            $     51       $     --
 Factoring liability                                                                           296          1,197
 Accounts payable                                                                              253          1,144
 Accrued liabilities                                                                         1,061            912
 Deferred revenue                                                                               --            504
                                                                                        -------------------------
     Total current liabilities                                                               1,661          3,757
                                                                                        -------------------------
Long-term notes payable (Note 5)                                                               260            260
                                                                                        -------------------------
     Total noncurrent liabilities                                                              260            260
                                                                                        -------------------------
Redeemable common stock, at $1.00 per share, 0 and 600,000 shares,
 respectively (Note 7)                                                                          --            600
                                                                                        -------------------------
Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
 Preferred stock, no par value
  Series A cumulative convertible preferred stock; liquidation preference of $4,002:
     Designated--600 shares; outstanding--408 and 0 shares, respectively
     Subscribed--583 and 600 shares, respectively                                                6              6
  Series B cumulative convertible preferred stock:
     Designated--1,700 shares; 408 and 0 shares outstanding, respectively                        4             --
  Series C cumulative convertible preferred stock:
     Designated--1,225 shares; 135 and 0 shares outstanding, respectively                        1             --
 Common stock, $0.01 par value:
  Authorized--25,000
  Outstanding--4,259 and 3,726 shares, respectively
  Subscribed -- 590 and 600 shares, respectively                                                59             51
 Subscribed warrants to purchase common stock                                                  107            110
 Additional paid-in capital                                                                  7,725          1,461
 Deficit accumulated during the development stage                                           (3,985)        (2,760)
                                                                                        -------------------------
     Total shareholders' equity (deficit)                                                    3,917         (1,132)
                                                                                        -------------------------
     Total liabilities and shareholders' equity (deficit)                                 $  5,838       $  3,485
                                                                                        =========================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                 I-STORM, INC.
                         (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                 Post Emergence                    Predecessor
                                                 -------------------------------------------   ------------------
                                                  Three months ended   Period from inception   Three months ended
                                                    March 31, 1999       (July 17, 1998) to      March 31, 1998
                                                                           March 31, 1999
                                                 --------------------------------------------------------------
                                                                            (unaudited)
                                                 --------------------------------------------------------------

Revenues                                           $        328            $      1,165            $        728
                                                 --------------------------------------------------------------
Costs and expenses:
 Cost of revenues                                           368                   1,279                     519
 Selling, general, and administrative                       995                   3,316                     965
 Amortization of reorganization asset                        78                     225                      --
                                                 --------------------------------------------------------------
     Total operating expenses                             1,441                   4,820                   1,484
                                                 --------------------------------------------------------------
     Loss from operations                                (1,113)                 (3,655)                   (756)
Other income (expense), net                                (112)                   (330)                    (36)
                                                 --------------------------------------------------------------
Net loss and comprehensive loss                    $     (1,225)           $     (3,985)           $       (792)
                                                 ==============================================================
Net loss per share:
 Basic and diluted                                 $      (0.21)           $      (0.76)           $      (0.07)
                                                 ==============================================================
Shares used in computing net loss per share:
 Basic and diluted                                        5,855                   5,246                  11,590
                                                 ==============================================================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                 I-STORM, INC.
                         (A development stage company)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                               Convertible                       Warrants to                              Total
                                             Preferred Stock     Common Stock      Purchase    Additional              Shareholders'
                                           -------------------------------------    Common       Paid-in   Accumulated    Equity
Post-Emergence                               Shares   Amount    Shares   Amount      Stock       Capital     Deficit     (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at inception (July 17, 1998)          600      $ 6       3,040    $ 30     $ 47        $ 1,084      $   --       $ 1,167
 Issuance of common stock for services         --       --       2,000      20       --            336          --           356
 Issuance of common stock related to
  debt financing                               --       --         170       2       --             41          --            43
 Issuance of Series B Preferred stock
  in January and February 1999, net of
  issuance costs of $737                      408        4          --      --       --          4,255          --         4,259
 Issuance of Series C Preferred stock
  in March 1999, net of issuance costs
  of $238                                     135        1          --      --       --          1,411          --         1,412
 Conversion of redeemable common stock
  into non-redeemable common stock             --       --         600       6       --            594          --           600
 Exchange of Series A Preferred stock
  for cash                                    (17)      --          --      --       --             (8)         --            (8)
 Issuance of warrants related to debt
  financing                                    --       --          --      --       73             --          --            73
 Exercise of warrants                          --       --          50       1      (13)            12          --            --
 Deficit accumulated during the
  development stage                            --       --          --      --       --             --      (3,985)       (3,985)
                                            ----------------------------------------------------------------------------------------
Balance at March 31, 1999                   1,126     $ 11       5,860    $ 59    $ 107        $ 7,725    $ (3,985)     $ (3,917)
                                            ========================================================================================


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                 I-STORM, INC.
                         (A development stage company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                       Post Emergence                         Predecessor
                                                     --------------------------------------------------  ----------------------
                                                       Three months ended      Period from inception       Three months ended
                                                         March 31, 1999         (July 17, 1998) to           March 31, 1998
                                                                                  March 31, 1999
                                                                                    (unaudited)
                                                   ---------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                             $    (1,225)            $    (3,985)                $      (63)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Loss on disposal of fixed assets                            29                      29                          3
   Depreciation and amortization                              104                     296                         44
   Provision for bad debts                                     46                     330                         --
   Changes in assets and liabilities:
     Accounts receivable                                       87                     129                        (64)
     Unbilled receivables                                      --                      --                        (96)
     Factored accounts receivable                              --                     120                       (310)
     Prepaid expenses and other assets                        (60)                    (63)                       (96)
     Accounts payable                                        (659)                    164                         67
     Deferred revenue                                          --                      --                        (55)
     Accrued liabilities                                       88                      72                         40
                                                   ---------------------------------------------------------------------------
      Net cash used in operating activities                  (365)                 (1,655)                      (530)
                                                   ---------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of fixed assets                                      (6)                    (14)                        --
                                                   ---------------------------------------------------------------------------
      Net cash used in investing activities                    (6)                    (14)                        --
                                                   ---------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from notes payable                                  105                     659                        600
 Repayment of notes payable                                (1,251)                 (1,251)                        --
 Factoring liability, net                                    (848)                   (404)                       (23)
 Payments on capital leases                                    --                      --                         (2)
 Proceeds from issuance of redeemable common stock          5,671                   5,671                         --
 Payment on notes receivable from shareholders                 (8)                     --                         --
 Proceeds from the exercise of warrants                        --                      10                         --
                                                   ---------------------------------------------------------------------------
     Net cash provided by financing activities              3,669                   4,677                        575
                                                   ---------------------------------------------------------------------------
Net increase in cash and cash equivalents                   2,073                   1,783                         45
Cash and cash equivalents at beginning of period                5                     295                         --
                                                   ---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $     2,078             $      2078                 $       45
                                                   ===========================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Valuation of common stock related to
   debt financing                                     $        10             $        42                 $       --
  Valuation of warrants issued in conjunction
   with debt financing                                $        --             $        63                 $       --
  Notes payable issued to secured creditors
   for pre-petition claims and taxes                  $        --             $       275                 $       --
  Valuation of redeemable common stock                $       600             $       600                 $       --



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


     I-Storm is an Internet advertising, marketing and communications agency, and the developer of the "I-Storm CyberStore" concept, a joint venture program to finance, design, develop, and operate electronic commerce storefronts in partnership with brand-name consumer and technology product companies. LVL has developed electronic and on-line commerce ("E-commerce") on behalf of international manufacturing and technology corporations.

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


I-Storm will be able to obtain financing or that the terms of the financing will be favorable to I-Storm. These factors raise substantial doubt about the ability of I-Storm to continue as a going concern and about the ability of I-Storm to realize its Reorganization Asset. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In addition to the need for additional financing, I-Storm is subject to a number of other risk factors including, but not limited to, a limited operating history as a reorganized entity; significant concentration of revenue from a few customers; highly competitive markets with limited barriers to entry; and implementation of its new E-Commerce CyberStore concept.

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

     The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of July 17, 1998 (in thousands):

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999

(UNAUDITED INFORMATION)

                                              Predecessor          Reorganization and
                                                Company         Fresh Start Adjustments          Reorganized
                                                July 17,     ------------------------------        Company
                                                 1998           Debit            Credit          July 17, 1998
                                              ----------     -----------      -------------      -------------
Assets:
 Current assets                                $   1,360       $      --         $      379  (a)    $     981
 Property and equipment, net                         307              --                185  (b)          122
 Reorganization asset                                 --           3,131  (c)            --             3,131
                                              ----------     -----------      -------------      ------------
Total assets                                   $   1,667       $   3,131         $      564         $   4,234
                                              ==========     ===========      =============      ============
Liabilities and equity:
 Accounts payable                              $   9,574       $   7,635  (d)    $       --         $   1,939
 Long-term notes payable                             403              --                125  (e)          528
 Redeemable common stock                              --              --                600  (f)          600
 Preferred A                                          --              --                600  (g)          600
 Common                                               11              --                 19  (h)           30
 Warrants                                             --              --                 47  (i)           47
 Paid in capital                                     724             234  (j)            --               490
 Accumulated deficit                              (9,045)             --              9,045  (k)           --
                                              ----------     -----------      -------------      ------------
Total liabilities and equity                   $   1,667       $   7,869         $   10,436         $   4,234
                                              ==========     ===========      =============      ============

Explanation of the above adjustment columns are as follows:

  (a) To adjust current assets to fair market value.
  (b) To adjust property and equipment to fair market value.
  (c) To establish the reorganization value in excess of identifiable assets as follows (in thousands):

         New debt                                    $    125
         New equity                                     1,266
                                                     --------
              Reorganization value                      1,391
         Plus:  Fair value of liabilities               2,843
         Less:  Fair value of assets                   (1,103)
                                                     --------
                                                     $  3,131
                                                     ========

  (d) To reflect the cancellation of old accounts payable and notes payable.
  (e) To reflect the addition of bridge debt pursuant to the Reorganization
      Plan.
  (f) To reflect the issuance of 600,000 shares of Redeemable Common pursuant to the Reorganization Plan.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


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

Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which I-Storm adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income (loss) is the total of net income
(loss) and all other non-owner changes in equity. For the three months ended March 31, 1999 and 1998, I-Storm's comprehensive loss was equal to net loss.

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

     During the three months ended March 31, 1999 and 1998, I-Storm's revenue was generated in the United States.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or January 1, 2001 for I-Storm).

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


This Statement will not have a material impact on the financial condition or results of the operations of I-Storm.

4.   FACTORED ACCOUNTS RECEIVABLE:

     I-Storm has entered into a factoring agreement with a financial institution. Under this arrangement, I-Storm sells to the financial institution all third-party receivables that meet certain criteria outlined in the agreement. The financial institution has the right to charge back any receivables that are not paid within 90 days of the invoice date to I-Storm. As I-Storm does not surrender control over the factored receivables, the amounts received from the transfer are treated as secured borrowings until either payment is received by the financial institution or the receivable is put back to I-Storm. The factoring agreement expired on March 25, 1999. Subsequent to March 31, 1999, I-Storm has completely paid off the factoring liability.

5.   INCOME TAXES:

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

6.   RELATED PARTIES:

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

     In September 1997, the Company engaged Mackenzie Shea, Inc. ("MSI") as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. MSI or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and MSI was paid a $20,000 cash fee in 1998 in full compensation for such services. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an eighteen-

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement.

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


Directors of the Company on July 23, 1999, and all other non-employee directors have received options to purchase 25,000 shares at $3.50 per share for one year's service on the Board of Directors of the Company, to be issued on July 23, 1999.

     The Company is a party to a twelve-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay $175,000 in twelve monthly instalments to Benchmark for consulting services rendered to either LVL or the company, commencing as of March 1, 1998. As of February 1999, 11 months of the Consulting Agreement has been paid in full. Benchmark also entered into an earlier agreement, in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on July 23, 1998. Frank DeLape, Chairman of the Board, is the President of Benchmark Equity Group, Inc. The Company has a management consulting agreement with Matthew Howard, a director, for a fee of $5,000 per month. Mr. Howard's consulting arrangement commenced August 1998.

7.   EQUITY FUNDING:

     In February 1999, I-Storm raised net proceeds of $4,396,927 in connection with the issuance of 407,900 shares of Series B Cumulative Convertible Preferred Stock ("Series B") offered in a Regulation D private placement at par value of
$0.01 per share for an offering price of $12.25 per share.   The Series B shares
shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

     In May 1999, I-Storm raised net proceeds of $4,004,000 in connection with the issuance of 371,429 shares of Series C Cumulative Convertible Preferred Stock ("Series C") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series C shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

8.   SUBSEQUENT EVENTS:

     On June 11, 1999, the Board of Directors authorized the issuance of options to purchase 50,000 shares of common stock to the Chairman of the Board of Directors. Each director other than the Chairman shall be granted options to purchase 25,000 shares of common stock. These options will be granted annually for each full year of service and vest

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


one year from the date of grant. The exercise price of options granted for the current year of service is $3.50 per share. The Board of Directors also authorized the issuance of options to purchase 50,000 and 25,000 shares of common stock to the Chairman and members of the Advisory Board of I-Storm, respectively, under the same terms as the options granted to the Chairman and members of the Board of Directors. Individuals may only receive options as a member of either the Board of Directors or the Advisory Board, but not as a member of both boards.

Item 2.  Management's Discussion and Analysis

     The Company's net loss for the year to date March 31, 1999 was approximately $1,225,000, primarily due to operating losses compared to a loss of $792,000 ended March 31, 1998. The Company's operating loss for the quarter ended March 31, 1999 was $1,113,000 as compared to an operating loss of $756,000 ended March 31, 1998. The increase in operating loss of approximately $357,000 was caused primarily by a decline in gross profits from the prior year of approximately $249,000 and an increase in operating expenses of approximately $108,000. The increase in operating costs is due to extraordinary costs incurred in downsizing the advertising service and the Company's dependence on consultants for marketing and financial services and amortization of the reorganization asset.

     Revenue for the year to date March 31, 1999 and 1998 were $328,000 and $728,000, respectively, a decrease of approximately $400,000 due to the change in focus of the Company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing E-commerce partnerships. Gross profit for the year to date ended March 31, 1999 and March 31, 1998 were ($40,000) and $209,000, or -12% and 28.5% of sales, respectively.
The decrease in gross profit was primarily a result of the Company's shift away from advertising service revenue toward E-commerce development activities.

     Operating expenses for the year to date March 31, 1999 and 1998 were $1,441,000 and $1,484,000, respectively. The decrease in operating expenses of approximately $43,000 from the period a year earlier was due to a reduction staff resulting from a shift from advertising services business to E-Commerce site development and to a reduction in leased facility costs due to the relocation of the Company's corporate headquarters.

     Interest expenses for the year to date March 31, 1999 and 1998 were $108,500 and $69,000, respectively. As of March 31, 1999, the outstanding debt of the Company consisted of $260,000 long term debt and current liabilities of $1,661,000, for total liabilities of $1,921,000, primarily all of which is classified as current.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


Liquidity and Capital Resources
-------------------------------

     At March 31, 1999, the Company had current assets of $2,287,000 and $1,388,528 in March 31, 1998.

     As of March 31, 1999, the Company owed $259,641 in long term debt and current notes payable totaling $51,000. The Company also has a Factoring Agreement in place with a lender secured by the Company's accounts receivable and other assets, with a factoring liability as of March 31, 1999 of $296,091, down from $797,505 as of March 31, 1998. The Company is in compliance with all material covenants of the shareholder notes payable and Factoring Agreement as of March 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The information and events reported in the Company's 1998 Form 10-KSBA, filed September 8, 1999, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

Item 2.  Changes in Securities and Use of Proceeds

     The information and events reported in the Company's 1998 Form 10-KSB, filed on September 8, 1999, hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

Sales of Unregistered Stock

     Private Placement Offering of Series B Preferred Stock
     -------------------------------------------------------

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


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

     The Series B Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15 and November 15 of each year, payable at the option of the Company either in shares of Series B Preferred Stock or in cash. The right of the Series B Preferred Stock to payment of either cash or Common Stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock. The shares of Series B Preferred Stock are convertible into Common Stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing 11 months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion are subject to certain antidilution provisions. Each share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after four years from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the shares has piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until 12 months thereafter.

Executive Compensation

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                MARCH 31, 1999


Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of securities holders during this period.

Item 5.  Other Information

     The information and events reported in the Company's 1998 Form 10-KSBA, filed September 8, 1999, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

     On March 11, 1999, the Company entered into a two-year lease for 11,500 square feet of office space at 2440 West El Camino Real, Suite 520, Mountain View, California 94040-1400.

     In March 1999, the Company closed its advertising services branch, formerly known as "LVL Advertising," in order to devote its resources entirely to the E-commerce business. In connection with this closing, the Company reduced its staff from 27 full time employees to 21 employees. By mutual agreement, Timothy Cohrs, Vice President, terminated his position at that time with the Company to pursue other executive opportunities.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  October 22, 1999                            I-STORM, INC.


                                                   By: /s/ Calbert Lai
                                                       -----------------------
                                                       Calbert  Lai, President