Form 10QSB
period 1999-06-30
I STORM INC
filed 1999-11-05
CIK 754499

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes _______  No   X
                                                                           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                               Outstanding at June 30, 1999
-----------------------------                      ----------------------------
Common Stock, par value $0.01                                 5,460,449


Traditional Small Business Disclosure Format (Check One):  Yes _____  No   X
                                                                         -----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                 I-STORM, INC.
                         (A development stage company)


                          CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)

                                    ASSETS

                                                                                            June 30,      December 31,
                                                                                              1999            1998
                                                                                           (unaudited)
                                                                                        -------------------------------
Current assets:
 Cash and cash equivalents                                                                $  2,567          $      5
 Accounts receivable, net of allowance for doubtful accounts of $114 and $51,
  respectively                                                                                   7                44
 Factored accounts receivable, net of allowance for doubtful accounts of $0 and $349,
  respectively                                                                                  --               105
 Prepaid expenses and other current assets                                                      55               158
                                                                                        -------------------------------
     Total current assets                                                                    2,629               312

Property and equipment, net                                                                    142                81

Other assets                                                                                   811                32

Reorganization asset, net of amortization of $303 and $147, respectively                     2,904             3,060
                                                                                        -------------------------------
     Total assets                                                                         $  6,486          $  3,485
                                                                                        ===============================


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable                                                                            $      52         $  1,197
 Factoring liability                                                                             --            1,144
 Accounts payable                                                                               260              912
 Accrued liabilities                                                                            624              504
                                                                                        -------------------------------
     Total current liabilities                                                                  936            3,757
                                                                                        -------------------------------
Long-term notes payable                                                                         236              260
                                                                                        -------------------------------
Redeemable common stock, at $1.00 per share, 0 and 600,000 shares, respectively                  --              600
                                                                                        -------------------------------
Shareholders' equity (deficit):
 Preferred stock, no par value
  Series A cumulative convertible preferred stock; liquidation preference of $4,002:
     Designated--600,000 shares; outstanding--470,000 and 0 shares, respectively
     Subscribed--583,000 and 600,000 shares, respectively                                         6                6
  Series B cumulative convertible preferred stock:
   Designated--1,700,000 shares; 407,900 and 0 shares outstanding, respectively                   4               --
  Series C cumulative convertible preferred stock:
   Designated--1,225,000 shares; 371,438 and 0 shares outstanding, respectively                   4               --
 Common stock, $0.01 par value:
  Authorized--25,000,000
  Outstanding-- 5,861,000 and 5,208,000 shares, respectively
  Subscribed -- 590,000 and 1,482,000 shares, respectively                                       59               52
 Subscribed warrants to purchase common stock                                                   107              109
 Additional paid-in capital                                                                  10,419            1,461
 Deficit accumulated during the development stage                                            (5,285)          (2,760)
                                                                                        -------------------------------
     Total shareholders' equity (deficit)                                                     5,314           (1,132)
                                                                                        -------------------------------
     Total liabilities and shareholders' equity (deficit)                                 $   6,486         $  3,485
                                                                                        ===============================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                         (A development stage company)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                         Post Emergence                  Predecessor
                                                         --------------                  -----------
                                                                     Period from
                                                  Three months        inception          Three months
                                                     ended          (July 17, 1998)          ended
                                                 June 30, 1999      to June 30, 1999     June 30, 1998
                                                 -------------------------------------------------------
                                                                       (unaudited)
                                                 -------------------------------------------------------
Revenues                                          $      9           $  1,174              $  1,346
                                                 -------------------------------------------------------

Costs and expenses:
 Cost of revenues                                      180              1,459                   966
 Selling, general, and administrative                  966              4,280                 1,136
 Amortization of reorganization asset                   78                304                    --
                                                 -------------------------------------------------------
     Total operating expenses                        1,224              6,043                 2,102
                                                 -------------------------------------------------------
     Loss from operations                           (1,215)            (4,877)                 (756)

Other income (expense), net                             27               (303)                 (209)
                                                 -------------------------------------------------------

Net loss and comprehensive loss                     (1,188)            (5,172)                 (965)

Preferred stock dividends                             (113)              (113)                   --
                                                 -------------------------------------------------------
Net loss attributable to common stock             $ (1,301)          $ (5,285)             $   (965)
                                                 =======================================================
Net loss per share:
 Basic and diluted                                $  (0.22)          $  (1.06)             $  (0.08)
                                                 =======================================================
Shares used in computing net loss per share:
 Basic and diluted                                   5,861              5,001                11,590
                                                 =======================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                   LVL COMMUNICATIONS CORP. AND SUBSIDIARIES

              (Information as of December 31, 1996 is unaudited)




                                 I-STORM, INC.
                         (A development stage company)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)



                                                     Post Emergence       Predecessor
                                                     --------------       -----------
                                                    Six months ended    Six months ended
                                                     June 30, 1999       June 30, 1998
                                                    ------------------------------------
                                                               (unaudited)
                                                    ------------------------------------
Revenues                                            $     337              $   2,074
                                                    ------------------------------------

Costs and expenses:
 Cost of revenues                                         547                  1,485
 Selling, general, and administrative                   1,961                  2,101
 Amortization of reorganization asset                     156                     --
                                                    ------------------------------------
     Total operating expenses                           2,664                  3,586
                                                    ------------------------------------
     Loss from operations                              (2,327)                (1,512)

Other income (expense), net                               (85)                  (245)
                                                    ------------------------------------

Net loss and comprehensive loss                        (2,412)                (1,757)

Preferred stock dividends                                (113)                    --
                                                    ------------------------------------
Net loss attributable to common stock               $  (2,525)             $  (1,757)
                                                    ====================================
Net loss per share:
 Basic and diluted                                  $   (0.43)             $   (0.15)
                                                    ====================================
Shares used in computing net loss per share:
 Basic and diluted                                      5,858                 11,590
                                                    ====================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                         (A development stage company)

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)



                                                     Convertible                             Warrants to
                                                   Preferred Stock         Common Stock       Purchase      Additional
                                                 -----------------------------------------     Common        Paid-in
Post-Emergence                                     Shares       Amount    Shares    Amount      Stock        Capital
------------------------------------------------------------------------------------------------------------------------
Balance at inception (July 17, 1998)                   600     $     6      3,040    $   30   $      47      $  1,084

 Issuance of common stock for services                  --          --      2,000        20          --           336
 Issuance of common stock related to debt
  financing                                             --          --        170         2          --            41
 Issuance of Series B Preferred stock in
  January and February 1999, net of issuance
  costs of $737                                        408           4         --        --          --         4,255
 Issuance of Series C Preferred stock in March
  through May 1999, net of issuance costs of
  $554                                                 371           4         --        --          --         3,992
 Conversion of redeemable common stock into
  non-redeemable common stock                           --          --        600         6          --           594
 Exchange of Series A Preferred stock for cash         (17)         (1)        --        --          --            (7)
 Issuance of warrants related to debt financing         --          --         --        --          73            --
 Exercise of warrants                                   --          --         50         1         (13)           12
 Exercise of stock options in June 1999                 --          --          1        --          --            --
 Quarterly dividend for Series B Preferred stock         9           1         --        --          --           112

 Net loss                                               --          --         --        --          --            --
                                                 -----------------------------------------------------------------------
Balance at June 30, 1999                             1,371     $    14      5,861    $   59   $     107      $ 10,419
                                                 =======================================================================
                                                                                           Total
                                                                                        Shareholders'
                                                                      Accumulated          Equity
                                                                       Deficit            (Deficit)
                                                                     -----------------------------------
Balance at inception (July 17, 1998)                                   $      --            $  1,167

 Issuance of common stock for services                                        --                 356
 Issuance of common stock related to debt
  financing                                                                   --                  43
 Issuance of Series B Preferred stock in
  January and February 1999, net of issuance
  costs of $737                                                               --               4,259
 Issuance of Series C Preferred stock in March
  through May 1999, net of issuance costs of
  $554                                                                        --               3,996
 Conversion of redeemable common stock into
  non-redeemable common stock                                                 --                 600
 Exchange of Series A Preferred stock for cash                                --                  (8)
 Issuance of warrants related to debt financing                               --                  73
 Exercise of warrants                                                         --                  --
 Exercise of stock options in June 1999                                       --                  --
 Quarterly dividend for Series B Preferred stock                            (113)                 --

 Net loss                                                              $  (5,172)           $ (5,172)
                                                                      ----------------------------------
Balance at June 30, 1999                                               $  (5,285)           $ (5,314)
                                                                      ==================================





  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                         (A development stage company)


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                Post Emergence                     Predecessor
                                                                                --------------                   ----------------
                                                                      Six months ended   Period from inception   Six months ended
                                                                       June 30, 1999      (July 17, 1998) to      June 30, 1998
                                                                                             June 30, 1999
                                                                     ------------------------------------------------------------
                                                                                              (unaudited)
                                                                     ------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                            $     (2,412)             $   (5,172)         $    (1,757)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on disposal of fixed assets                                            28                      28                  700
   Depreciation and amortization                                              194                     386                   81
   Valuation of common stock issued for services                               --                     356                   --
   Provision for bad debts                                                     28                     312                   --
   Changes in assets and liabilities:
     Accounts receivable                                                       37                      79                 (230)
     Unbilled receivable                                                       --                      --                  (96)
     Factored accounts receivable                                             105                     225                 (125)
     Prepaid expenses and other assets                                        103                     100                   --
     Accounts payable                                                        (652)                   (652)                 506
     Deferred revenue                                                          --                     495                   56
     Accrued liabilities                                                      120                     104                 (123)
                                                                     -----------------------------------------------------------
      Net cash used in operating activities                                (2,449)                 (3,739)                (738)
                                                                     -----------------------------------------------------------

Cash flows from investing activities:
 Purchase of fixed assets                                                    (905)                   (913)                  --
                                                                     -----------------------------------------------------------
      Net cash used in investing activities                                  (905)                   (913)                  --
                                                                     -----------------------------------------------------------
Cash flows from financing activities:
 Proceeds from notes payable                                                  105                     659                  925
 Repayment of notes payable                                                (1,250)                 (1,250)                  --
 Factoring liability, net                                                  (1,144)                   (700)                (150)
 Proceeds from issuance of redeemable common stock                          8,229                   8,229                   --
 Payment on notes receivable from shareholders                                (24)                    (24)                  --
 Proceeds from the exercise of warrants                                        --                      10                   --
                                                                     ------------------------------------------------------------
      Net cash provided by financing activities                             5,916                   6,924                  775
                                                                     -----------------------------------------------------------
Net increase in cash and cash equivalents                                   2,562                   2,272                   37
Cash and cash equivalents at beginning of period                                5                     295                   --
                                                                     -----------------------------------------------------------
Cash and cash equivalents at end of period                           $      2,567              $    2,567          $        37
                                                                     ===========================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Valuation of common stock related to debt financing                $         10              $       42          $        --
  Valuation of warrants issued in conjunction with debt financing    $         --              $       63          $        --

  Notes payable issued to secured creditors for pre-petition
   claims and taxes                                                  $         --              $      275          $        --

  Valuation of redeemable common stock                               $        600              $      600          $        --


  The accompanying notes are an integral part of these consolidated financial statements.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

     Due to the Restructuring and implementation of Fresh Start Reporting, Consolidated Financial Statements for the new Reorganized Company (period starting July 17, 1998) are not comparable to those of the Predecessor Company. For financial reporting purposes, the effective date of the bankruptcy is considered to be the close of business on July 16, 1998 (See Note 2).

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

     3. I-Storm issued warrants to purchase 290,000 shares of common stock at $0.25 per share in conjunction with post-confirmation bridge financing of $725,0000 .

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

        In order to continue operations, the Company will require additional capital to sustain and expand its business. I-Storm is currently seeking additional equity financing and is seeking to list its stock on a nationally-recognized exchange. There can be no assurance that I-Storm will be able to obtain financing or that the terms of the financing will be favorable to I-Storm.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


These factors raise substantial doubt about the ability of I-Storm to continue as a going concern and about the ability of I-Storm to realize its Reorganization Asset. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In addition to the need for additional financing, I-Storm is subject to a number of other risk factors including, but not limited to, a limited operating history as a reorganized entity; significant concentration of revenue from a few customers; highly competitive markets with limited barriers to entry; and successful implementation of its new E-commerce CyberStore concept.

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

     The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of July 17, 1998 (in thousands):

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


(UNAUDITED INFORMATION)

                                         Predecessor            Reorganization and                 Reorganized
                                           Company           Fresh Start Adjustments                 Company
                                                          ---------------------------------
                                         July 17, 1998       Debit                Credit           July 17, 1998
                                        --------------    ------------        -------------        -------------
Assets:
 Current assets                         $      1,360      $          --       $        379  (a)   $          981
 Property and equipment, net                     307                 --                185  (b)              122
 Reorganization asset                             --              3,131  (c)            --                 3,131
                                        ------------      -------------       ------------        --------------
Total assets                            $      1,667      $       3,131       $        564        $        4,234
                                        ============      =============       ============        ==============
Liabilities and equity:
 Accounts payable                       $      9,574      $       7,635  (d)  $         --        $        1,939
 Long-term notes payable                         403                 --                125  (e)              528
 Redeemable common stock                          --                 --                600  (f)              600
 Preferred A                                      --                 --                600  (g)              600
 Common                                           11                 --                 19  (h)               30
 Warrants                                         --                 --                 47  (i)               47
 Paid in capital                                 724                234  (j)            --                   490
 Accumulated deficit                          (9,045)                --              9,045  (k)               --
                                        ------------      -------------       ------------        --------------
Total liabilities and equity            $      1,667      $       7,869       $     10,436        $        4,234
                                        ============      =============       ============        ==============

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


Amortization of Reorganization Asset

     At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying consolidated balance sheet of I-Storm and will be amortized on a straight-line basis over ten years. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Stock-Based Compensation

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. I-Storm has elected to account for its stock-based compensation arrangements under the provisions of APB 25.

Revenue Recognition

     I-Storm's revenues consist principally of services related to development and maintenance of web sites. I-Storm recognizes revenue as the services are provided. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which I-Storm adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. For the six months ended June 30, 1999 and 1998, I-Storm's comprehensive loss was equal to net loss.

Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic and Diluted Net Loss Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per common share has been computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Basic and diluted pro forma net loss per common share, as presented in the statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock if dilutive (using the if-converted method) from the original date of issuance.

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

     During the six months ended June 30, 1999 and 1998, I-Storm's revenue was generated in the United States.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


4.   FACTORED ACCOUNTS RECEIVABLE:

     I-Storm has entered into a factoring agreement with a financial institution. Under this arrangement, I-Storm sells to the financial institution all third-party receivables that meet certain criteria outlined in the agreement. The financial institution has the right to charge back any receivables that are not paid within 90 days of the invoice date to I-Storm. As I-Storm does not surrender control over the factored receivables, the amounts received from the transfer are treated as secured borrowings until either payment is received by the financial institution or the receivable is put back to I-Storm. The factoring agreement expired on March 25, 1999. As of June 30, 1999, I-Storm has completely paid off the factoring liability.

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

6.   RELATED PARTIES:

     The Company entered into a twelve-month consulting agreement with Benchmark, dated August 31, 1998, pursuant to which the Company is obligated to pay a total of $175,000 in twelve monthly instalments to Benchmark for merger and acquisitions consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. Benchmark also entered into an agreement in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of unregistered Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on August 1, 1998, subject to an eighteen month lock-up agreement.

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

7.   EQUITY FUNDING:

     In February 1999, I-Storm raised net proceeds of $4,259,000 in connection with the issuance of 407,900 shares of Series B Cumulative Convertible Preferred Stock ("Series B") offered in a Regulation D private placement at par value of
$0.01 per share for an offering price of $12.25 per share.   The Series B shares
shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or Series B Preferred stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

     In May 1999, I-Storm raised net proceeds of $3,996,000 in connection with the issuance of 371,438 shares of Series C Cumulative Convertible Preferred Stock ("Series C") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series C shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or Series C Preferred stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

8.   BOARD OF DIRECTORS SHARES:

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

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


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

Item 2.   Management's Discussion and Analysis

     The Company's net loss for the quarter ended June 30, 1999 was approximately $1,188,000 primarily due to operating losses and expenses associated with the Company's reorganization, subsequent merger with Digital, and shift away from advertising service revenue toward E-commerce development activities. The Company's net loss for the six months ended June 30, 1999 was approximately $2,412,000, primarily due to operating losses compared to a net loss of approximately $1,757,000 for the six months ended June 30, 1998. The Company's operating loss for the quarter ended June 30, 1999 was approximately $1,215,000 as compared to an operating loss of approximately $756,000 for the quarter ended June 30, 1998. The increase in operating loss of approximately $459,000 was caused primarily by a decline in gross profit from the prior year of approximately $550,700. The Company's operating loss for the six months ended June 30, 1999 was approximately $2,327,600 as compared to an operating loss of $1,512,000 for the six months ended June 30, 1998. The increase in operating loss is due to a sharp decline in revenue.

     Revenue for the quarters ended June 30, 1999 and 1998 were approximately $8,900 and $1,346,000, respectively, a decrease of approximately $1,337,100 due to the change in focus of the Company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing E-commerce partnerships. Gross profit for the quarters ended June 30, 1999 and June 30, 1998 were approximately $(170,700) and $380,000 or (1900%) and 28% of sales, respectively. The decrease in gross profit was primarily a result of the Company's shift away from advertising service revenue toward E-commerce development activities. Revenue for the six months ended June 30, 1999 and 1998 were approximately $337,000 and $2,074,000, respectively, a decrease of approximately $1,737,000. Gross profit for the six months ended June 30, 1999 and 1998 were approximately $(210,000) and $589,000, or (162%) and 29% of sales, respectively.

     Operating expenses for the quarters ended June 30, 1999 and 1998 were approximately $1,224,000 and $2,102,000 respectively. The decrease in operating expenses of approximately $878,000 from the period one year earlier was due primarily to a reduction in staff relating to the shift away from advertising and a reduction in facilities expenses due to relocation of the Company's headquarters. Operating expenses for the six months ended June 30, 1999 and 1998 were $2,664,000 and $3,586,000, respectively.

     Interest expense for the quarters ended June 30, 1999 and 1998 were approximately $8,400 and $57,800, respectively. For June 30, 1999 and 1998 interest expenses was approximately $117,000 and $127,000, respectively. As of June 30, 1999, liabilities of the Company consisted of approximately $236,000 of long-term debt and current liabilities of $936,000.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1999 and June 30, 1998, the Company had current assets of approximately $2,752,000 and $1,389,000, while cash and cash equivalents were approximately $2,567,000 compared to $37,000 at June 30, 1999 and 1998, respectively.

     As of June 30, 1999, the Company owed approximately $236,000 long-term debt and current notes payable totaling approximately $52,000. The Company is in compliance with all covenants of the shareholder notes payable as of June 30, 1999.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     The information and events reported in the Company's 1998 Form 10-KSBA, filed September 8, 1999, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

Item 2. Changes in Securities and Use of Proceeds

     The information and events reported in the Company's 1998 Form 10-KSB, filed on September 8, 1998, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


Sales of Unregistered Stock

Private Placement Offering of the Series C Preferred Stock

     The Company has recently raised a total of $4,550,000 in gross proceeds from a private placement offering of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25. The offering of such Series C Preferred Stock ("the Offering") commenced on February 22, 1999 and concluded on May 31, 1999. A total of 371,429 shares of Series C Preferred Stock were offered and sold by the Company with the assistance of financial consultants who received a consulting fee equal to 12% of gross proceeds or $546,000. Additionally, certain consultants received warrants to purchase 2,040 shares of Series C Preferred Stock at an exercise price of $12.25. After deducting the consulting fees and various expenses related to the offering, a total of approximately $3,996,000 in proceeds was received by the Company from the Offering. The net proceeds are being used for the development of I-Storm E-commerce stores, for normal operating expenses during the Company's development stage, and for general working capital purposes.

     The Series C Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15, and November 15, of each year, payable at the option of the Company either in shares of Series C Preferred Stock or in cash. The right of the Series C Preferred Stock to payment of either cash or Series C Preferred stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock or Series B Preferred Stock. The shares of Series C Preferred Stock are convertible into Common Stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing 11 months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions. Each share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after one year from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until 12 months thereafter.

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


Issuance of Common Stock and Options to Consultants

     In July 1999, the Board approved the grant of performance based options to purchase 150,000 shares of Common Stock of the Company to NSA, a provider of business consulting services, exercisable at $2.25 per share. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

     In July 1999, the Board approved the grant of performance based options to purchase 10,000 shares of Common Stock of the Company to each of Marvin Su and Jerry Klemushin, a provider of business consulting services, exercisable at $2.25 per share. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

     In July 1999, the Board of Directors approved the grant of options to purchase Series C Preferred Stock, exercisable at $12.25 per share until March 22, 2009, issued on March 22, 1999 to Calbert Lai, in the amount of 255,000 options, and to Stephen Venuti, 126,000 options. Such options shall cliff-vest five years from the date of grant. The vesting of the options can also be accelerated at a rate of 105,000 options with respect to Mr. Lai and 51,000 options, with respect to Mr. Venuti, at the time that the first E-commerce CyberStore of the Company becomes operational; and an additional 75,000 options with respect to Mr. Lai and an additional 37,500 options with respect to Mr. Venuti, may vest at the time that the second E-commerce CyberStore shall becomes operational. Finally, an additional 75,000 options with respect to Mr. Lai, and an additional 37,500 options with respect to Mr. Venuti, may vest at the time that the third E-commerce CyberStore shall becomes operational.

     In May 1999, Mackenzie Shea, Inc. or its designees became entitled, subject to Board approval, to a warrant to purchase 2,040 shares of Series C Preferred Stock, exercisable for five years for a price of $12.25 per share.

     In April 1999, consultant Michael Kanas became entitled, to options to purchase 10,000 shares of Common Stock exercisable at $6.37 per share, subject to Board approval, for services rendered. The exercise price was equivalent to the fair market value of the Common Stock at the time of entitlement.

     The Company believes that the transactions set forth above were exempt from registration with the Commission pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. No broker-dealer or underwriter was involved in the foregoing transactions. All certificates representing such securities were appropriately legended.

Item 3.   Defaults Upon Senior Securities

     None

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of securities holders during this period.

Item 5.   Other Information

     The information and events reported in the Company's 1998 Form 10-KSBA, filed September 8, 1999, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

     On June 16, 1999, the Company entered into a three-year E-commerce Sales and Marketing Agreement with AIG Warranty Services and Insurance Company ("AIG"). During the three-year term of the Sales and Marketing Agreement, I-Storm will be the exclusive on-line marketer of AIG's on-line warranties and service contracts.

     In June 1999, the Board appointed John Matthews to the Board of Directors to fill a vacancy left by Richard Snyder in April 1999. Mr. Matthews has been the Chairman of the Board and Chief Executive Officer of Weatherly Securities Corp. since June 1996. Mr. Matthews previously served as the Chief Operating Officer of Americorp Securities, Inc., a New York based investment-banking firm, from June 1992 to May 1996. From 1990 to 1992, Mr. Matthews was a Vice President of Vantage Securities, Inc., an investment-banking firm located in Melville, New York. In 1990, prior to entering the securities industry, Mr. Matthews served as a Director of the New York Office of Senator Daniel Patrick Moynhihan (D-NY). His responsibilities included managing the Senator's staff, coordinating all intergovernmental relations in New York, serving as the Senator's senior ombudsman, as well as directing legislative initiatives and constituent services for the State of New York.

Additional Employee Stock Option Plan

     In June 1999, the Board approved the establishment of an employee stock option plan proposed in 1998 consisting of 1.5 million shares of common stock. The anticipated provisions of the this plan are as follows: options granted under the 1998 Option Plan may be either incentive stock options or nonstatutory stock options, as designated by the Board of Directors; options granted under the 1998 Option Plan will expire on the tenth anniversary of the date of grant; the exercise price of each incentive stock option will be no less than 100% of the fair market value of the common stock at the date of the grant; the exercise price of each nonstatutory stock option will be no less than 85% of the fair market value of the common stock at the date of the grant; the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock at the date of the grant and is not exercisable after the

                                 I-STORM, INC.
                    FORMERLY DIGITAL POWER HOLDING COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                                 JUNE 30, 1999


expiration of five years from the date of grant; vesting provisions of individual options under the 1998 Option Plan may vary as the Board of Directors will have the authority to set exercise dates, payment terms and other provisions for each grant. Such options and the stock underlying such options shall not be exempt from registration under the federal securities laws.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  November 5, 1999                 I-STORM, INC.



                                        By: /s/ Calbert Lai
                                            ______________________________
                                            Calbert Lai, President