Form 10QSB
period 1999-09-30
I STORM INC
filed 1999-12-02
CIK 754499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                              OUTSTANDING AT SEPTEMBER 30, 1999
-----------------------------                  ---------------------------------
Common Stock, par value $0.01                              5,460,449


Traditional Small Business Disclosure Format (Check One):  Yes ___  No _X_

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                   I-STORM, INC.
                                           (A DEVELOPMENT STAGE COMPANY)


                                            CONSOLIDATED BALANCE SHEET
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      ASSETS


                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   1999                1998
                                                                                                (UNAUDITED)
                                                                                               --------------     --------------
Current assets:
   Cash and cash equivalents                                                                   $       1,163      $           5
   Accounts receivable, net of allowance for doubtful accounts of $31 and $51,
     respectively                                                                                        209                 44
   Factored accounts receivable, net of allowance for doubtful accounts of $0 and
     $349, respectively                                                                                   --                105
   Prepaid expenses and other current assets                                                              81                158
                                                                                               --------------     --------------
         Total current assets                                                                          1,453                312

Property and equipment, net                                                                              142                 81

Other assets                                                                                             811                 32

Reorganization asset, net of amortization of $390 and $147, respectively                               2,963              3,060
                                                                                               --------------     --------------

         Total assets                                                                          $       5,369      $       3,485
                                                                                               ==============     ==============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Notes payable                                                                               $          40      $          --
   Factoring liability                                                                                   ---              1,197
   Accounts payable                                                                                      529              1,144
   Accrued liabilities                                                                                   151                912
   Deferred revenue                                                                                       --                504
                                                                                               --------------     --------------
         Total current liabilities                                                                       720              3,757
                                                                                               --------------     --------------

Long-term notes payable                                                                                  234                260
                                                                                               --------------     --------------

Redeemable common stock, at $1.00 per share, 0 and 600,000 shares, respectively                           --                600
                                                                                               --------------     --------------

Shareholders' equity (deficit):
   Preferred stock, $0.01 par value
     Series A cumulative convertible preferred stock; liquidation preference of
       $4,002:
         Designated--600,000 shares; outstanding--0 and 0 shares respectively
         Subscribed--600,000 and 600,000 shares                                                            6                  6
     Series B cumulative convertible preferred stock:
       Designated--1,700,000 shares; 407,900 and 0 shares outstanding, respectively                        4                 --
     Series C cumulative convertible preferred stock:
       Designated--1,225,000 shares; 371,438 and 0 shares outstanding, respectively                        4                 --
   Common stock, $0.01 par value:
     Authorized--25,000,000
     Outstanding--5,981,000 and 5,208,000 shares, respectively
     Subscribed - 590,000 and 600,000 shares, respectively                                                60                 52
   Subscribed warrants to purchase common stock                                                           77                109
   Additional paid-in capital                                                                         21,623              1,461
   Deficit accumulated during the development stage                                                  (17,359)            (2,760)
                                                                                               --------------     --------------
               Total shareholders' equity (deficit)                                                    4,415             (1,132)
                                                                                               --------------     --------------
               Total liabilities and shareholders' equity (deficit)                            $       5,369      $       3,485
                                                                                               ==============     =============


              The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-1


                                                   I-STORM, INC.
                                           (A DEVELOPMENT STAGE COMPANY)


                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           POST EMERGENCE                         PREDECESSOR
                                                           -------------------------------------------------     -------------
                                                                             Period from       Period from        Period from
                                                           Three months       Inception         Inception          July 1,
                                                              Ended         (July 17, 1998)   (July 17, 1998)         1998
                                                           September 30,    to September 30,  to September 30,    to July 16,
                                                               1999              1999              1998               1998
                                                           -------------     -------------     -------------     -------------
                                                                                       (unaudited)
                                                           -------------     -------------     -------------     -------------
Revenues                                                   $        209      $      1,383      $        432      $          2
                                                           -------------     -------------     -------------     -------------
Costs and expenses:
   Cost of revenues                                                 419             1,877               537                78
   Selling, general, and administrative                             619             4,900               858               570
   Stock compensation expense                                       674               674                --                --
   Amortization of reorganization asset                              90               394                65                --
                                                           -------------     -------------     -------------     -------------
         Total operating expenses                                 1,802             7,845             1,460               648
                                                           -------------     -------------     -------------     -------------
         Loss from operations                                    (1,593)           (6,462)           (1,028)             (646)

Other income (expense), net                                          20              (283)              (75)              (19)
                                                           -------------     -------------     -------------     -------------

Net loss and comprehensive loss                            $     (1,573)     $     (6,745)     $     (1,103)     $       (665)
Accretion/dividends related to preferred stock                  (10,502)          (10,614)               --                --
                                                           -------------     -------------     -------------     -------------
Net loss attributable to common stock                      $    (12,075)     $    (17,359)     $     (1,103)     $       (665)
                                                           =============     =============     =============     =============
Net loss per share:
   Basic and diluted                                       $      (2.04)     $      (3.11)     $      (0.23)     $      (0.06)
                                                           =============     =============     =============     =============
Shares used in computing net loss per share:
   Basic and diluted                                              5,928             5,587             4,713            11,590
                                                           =============     =============     =============     =============


              The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-2


                                                   I-STORM, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           POST EMERGENCE                         PREDECESSOR
                                                           -------------------------------------------------     -------------
                                                                             Period from       Period from        Period from
                                                           Nine months        Inception         Inception          January 1,
                                                              Ended         (July 17, 1998)   (July 17, 1998)         1998
                                                           September 30,    to September 30,  to September 30,    to July 16,
                                                               1999              1999              1998               1998
                                                           -------------     -------------     -------------     -------------
                                                                                       (unaudited)
                                                           -------------     -------------     -------------     -------------
Revenues                                                   $        546      $      1,383      $        432      $       2,076
                                                           -------------     -------------     -------------     -------------

Costs and expenses:
   Cost of revenues                                                 966             1,877               537             1,563
   Selling, general, and administrative                           2,580             4,900               858             2,672
   Stock compensation expense                                       674               674                --               ---
   Amortization of reorganization asset                             247               394                65                --
                                                           -------------     -------------     -------------     -------------
         Total operating expenses                                 4,467             7,845             1,460             4,235
                                                           -------------     -------------     -------------     -------------
         Loss from operations                                    (3,921)           (6,462)           (1,028)           (2,159)

Other income (expense), net                                         (65)             (283)              (75)             (264)
                                                           -------------     -------------     -------------     -------------

Net loss and comprehensive loss                            $     (3,986)     $     (6,745)     $     (1,103)     $      (2,423)
Accretion/dividends related to preferred stock                  (10,614)          (10,614)               --                 --
                                                           -------------     -------------     -------------     -------------
Net loss attributable to common stock                      $    (14,600)     $    (17,359)     $     (1,103)     $      (2,423)
                                                           =============     =============     =============     ==============
Net loss per share:
   Basic and diluted                                       $      (2.46)     $      (3.11)     $      (0.23)     $       (0.21)
                                                           =============     =============     =============     ==============
Shares used in computing net loss per share:
   Basic and diluted                                              5,934             5,587             4,713             11,590
                                                           =============     =============     =============     ==============

              The accompanying notes are an integral part of these consolidated financial statements.





                                                   I-STORM, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                  (IN THOUSANDS)


                                                                                                               DEFICIT       TOTAL
                                             CONVERTIBLE                              WARRANTS TO             ACCUMULATED     SHARE
                                           PREFERRED STOCK         COMMON STOCK        PURCHASE   ADDITIONAL    DURING     -HOLDERS'
                                       ---------------------   ---------------------     COMMON     PAID-IN   DEVELOPMENT   EQUITY
POST EMERGENCE                           SHARES      AMOUNT      SHARES      AMOUNT      STOCK      CAPITAL      STAGE     (DEFICIT)
-------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at inception (July 17, 1998)        600    $      6       3,040    $     30    $     47    $  1,084    $     --    $  1,167

   Issuance of common stock for services     --          --       2,000          20          --         336          --         356
   Issuance of common stock related to debt
     financing                               --          --         170           2          --          41          --          43
   Issuance of Series B Preferred stock in
     January and February 1999, net of
     issuance costs of $737                 408           4          --          --          --       4,255          --       4,259
   Issuance of Series C Preferred stock in
     March through May 1999, net of
     issuance costs of $554                 371           4          --          --          --       3,992          --       3,996
   Conversion of redeemable common stock
     into non-redeemable common stock        --          --         600           6          --         594          --         600
   Repurchase of Series A Preferred stock   (17)         (1)         --          --          --          (7)         --          (8)
   Issuance of warrants related to debt
     financing                               --          --          --          --          72          --          --          72
   Fair value of stock options granted to
     nonemployees                            --          --          --          --          --         424          --         424
   Stock compensation expense                --          --          --          --          --         250          --         250
   Exercise of warrants                      --          --         170           1         (42)         41          --          --
   Exercise of stock options                 --          --           1           1          --          --          --           1
   Accretions/dividends related to
     Preferred stock                         27           1          --          --          --      10,613     (10,614)         --

   Net Loss                                  --          --          --          --          --          --      (6,745)     (6,745)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at September 30, 1999             1,389    $     14       5,981    $     60    $     77    $ 21,623    $(17,359)   $  4,415
                                       =========   =========   =========   =========   =========   =========   =========   =========


              The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-4

                                           (A DEVELOPMENT STAGE COMPANY)


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                           POST EMERGENCE                         PREDECESSOR
                                                           -------------------------------------------------     -------------
                                                                             Period from       Period from        Period from
                                                           Nine months        Inception         Inception          January 1,
                                                              Ended         (July 17, 1998)   (July 17, 1998)         1998
                                                           September 30,    to September 30,  to September 30,    to July 16,
                                                               1999              1999              1998               1998
                                                           -------------     -------------     -------------     -------------
                                                                                       (unaudited)
                                                           -------------     -------------     -------------     -------------
Cash flows from operating activities:
   Net loss                                                $     (4,313)     $     (6,072)     $     (1,103)     $     (2,423)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Loss on disposal of fixed assets                              33                33                --                30
       Stock dividends                                              327                --                --                --
       Valuation of common stock issued for services                674                --                --                --
       Depreciation and amortization                                305               497                86                88
       Forgiveness of current obligations in
          exchange for fixed assets                                  --                --                --               738
       Valuation of common stock issued for services                 --               356               356                --
       Provision for bad debts                                       25               309                --                85
       Changes in assets and liabilities:
         Accounts receivable                                       (165)             (123)               74               (20)
         Factored accounts receivable                               105               225              (469)               (3)
         Prepaid expenses and other assets                           77                74               (54)               84
         Accounts payable                                          (768)             (768)               66                --
         Deferred revenue                                            --               495               356               655
         Accrued liabilities                                       (353)             (369)               67               149
                                                           -------------     -------------     -------------     -------------
           Net cash used in operating activities                 (4,053)           (5,343)             (621)             (617)
                                                           -------------     -------------     -------------     -------------
Cash flows from investing activities:
   Purchase of fixed assets                                        (514)             (522)               --                (4)
                                                           -------------     -------------     -------------     -------------
           Net cash used in investing activities                   (514)             (522)               --                (4)
                                                           -------------     -------------     -------------     -------------
Cash flows from financing activities:
   Proceeds from notes payable                                      105               659               100               528
   Repayment of notes payable                                    (1,436)           (1,436)               --               (57)
   Factoring liability, net                                      (1,144)             (700)              252              (121)
   Payments on capital leases                                        --                --                --               (34)
   Proceeds from issuance of redeemable common
     stock                                                        8,224             8,224                --               600
   Payment on notes receivable from shareholders                    (24)              (24)               --                --
   Proceeds from the exercise of warrants                            --                10                --                --
                                                           -------------     -------------     -------------     -------------
           Net cash provided by financing activities              5,725             6,733               352               916
                                                           -------------     -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents              1,158               868              (269)              295

Cash and cash equivalents at beginning of period                      5               295               295                --
                                                           -------------     -------------     -------------     -------------
Cash and cash equivalents at end of period                 $      1,163      $      1,163      $         26      $        295
                                                           =============     =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
     Valuation of common stock related to debt
       financing                                           $         10      $         41      $         31      $         --
     Valuation of warrants issued in conjunction with
       debt financing                                      $                 $         73      $         73      $         --
     Notes payable issued to secured creditors for
       pre-petition claims and taxes                       $         --      $        275      $        275      $         --
     Valuation of redeemable common stock                  $        600      $        600      $         --      $         --
     Accretion/dividends on preferred stock                $     10,614      $     10,614      $         --      $         --




              The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-5

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.       GENERAL:

         The condensed consolidated financial statements included herein have been prepared by I-Storm, Inc. ("I-Storm" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-KSB as of December 31, 1998.

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


2.       DESCRIPTION OF THE COMPANY:

COMPANY FORMATION AND FINANCIAL REORGANIZATION

         I-Storm was created through the merger of LVL Communications Corporation ("LVL") and Digital Acquisition Corporation, a wholly owned subsidiary of Digital Power Holding Company ("Digital"), a Nevada public shell corporation, on July 17, 1998, resulting in LVL becoming a wholly owned subsidiary of Digital ("the Merger"). Digital has been renamed "I-Storm, Inc." The Merger was accounted for as a reverse acquisition under the purchase method with LVL being the surviving entity.

         Since December 1989, Digital had not engaged in any material business operations. Its only activities since that time, until the Merger, have consisted of restoring and maintaining its good standing in the State of Nevada.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

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

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

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

         In addition to the need for additional financing, I-Storm is subject to a number of other risk factors including, but not limited to, a limited operating history as a reorganized entity; highly competitive markets with limited barriers to entry; and successful implementation of its new E-Commence CyberStore concept.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999


The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet as of July 17, 1998 (in thousands):

                                              (UNAUDITED INFORMATION)

                                                                    REORGANIZATION AND
                                                 PREDECESSOR      FRESH START ADJUSTMENTS      REORGANIZED
                                                   COMPANY      ---------------------------      COMPANY
                                                JULY 17, 1998       DEBIT         CREDIT      JULY 17, 1998
                                                 ------------   ------------   ------------   ------------
Assets:
   Current assets                                $     1,360    $        --    $       379 (a)$       981
   Property and equipment, net                           307             --            185 (b)        122
   Reorganization asset                                   --          3,131 (c)         --          3,131
                                                 ------------   ------------   ------------   ------------
Total assets                                     $     1,667    $     3,131    $       564    $     4,234
                                                 ============   ============   ============   ============

   Accounts payable                              $      9,574   $     7,635 (d)$        --    $     1,939
   Long-term notes payable                                403            --            125 (e)        528
   Redeemable common stock                                 --            --            600 (f)        600
   Preferred A                                             --            --            600 (g)        600
   Common                                                  11            --             19 (h)         30
   Warrants                                                --            --             47 (i)         47
   Paid in capital                                        724           234 (j)         --            490
   Accumulated deficit                                 (9,045)           --          9,045 (k)         --
                                                 ------------   ------------   ------------   ------------
Total liabilities and equity                     $     1,667    $     7,869    $    10,436    $     4,234
                                                 ============   ============   ============   ============


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
                                                   ============

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999


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

STOCK-BASED COMPENSATION

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. I-Storm has elected to account for its stock-based compensation arrangements under the provisions of APB 25. As of September 30, 1999, the compensation cost, determined as the fair value of the options at grant date, under the provision of SFAS No. 123, was immaterial.

REVENUE RECOGNITION

         I-Storm's revenues consist principally of services related to development and maintenance of web sites. I-Storm recognizes revenue as the services are provided. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999


COMPREHENSIVE INCOME (LOSS)

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which I-Storm adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income "). Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. For the nine months ended September 30, 1999 and 1998, I-Storm's comprehensive loss was equal to net loss.

COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per common share has been computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

         Accretion related to the beneficial conversion features of the Series B Preferred and the Series C Preferred Stock and the dividend/accretion rate of 9% on the Series B and C of Preferred Stock totaled $10,614,000 during the nine months ended September 30, 1999. These charges were recorded directly to accumulated deficit and are included as a component of net loss per share attributable to common stockholders.

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

         During the nine months ended September 30, 1999 and 1998, I-Storm's revenue was generated in the United States.


4.       FACTORED ACCOUNTS RECEIVABLE:

         I-Storm has entered into a factoring agreement with a financial institution. Under this arrangement, I-Storm sells to the financial institution all third-party receivables that meet certain criteria outlined in the agreement. The financial institution has the right to charge back any receivables that are not paid within 90 days of the invoice date to I-Storm. As I-Storm does not surrender control over the factored receivables, the amounts received from the transfer are treated as secured borrowings until either payment is received by the financial institution or the receivable is put back to I-Storm. The factoring agreement expired on March 25, 1999. As of September 30, 1999, I-Storm has completely paid off the factoring liability.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

5.       INCOME TAXES:

         We were not required to provide for income taxes in the first three quarters of 1999 due to our net operating losses. No tax benefit has been recorded for the losses due to the uncertainty as to the realizability. At January 1, 1999, we had available net operating loss carryforwards to reduce future taxable income.


6.       RELATED PARTIES:

         The Company entered into a twelve-month consulting agreement with Benchmark Equity Group Inc. ("Benchmark") , dated August 31, 1998, pursuant to which the Company is obligated to pay a total of $175,000 in twelve monthly installments to Benchmark for merger and acquisitions consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. Benchmark also entered into an agreement in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of unregistered Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on August 1, 1998, subject to an eighteen month lock-up agreement.

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

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEPTEMBER 30, 1999

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

         The Company is a party to a twelve month consulting agreement with Benchmark, dated August 31, 1998, pursuant to which the Company is obligated to pay $175,000 in twelve monthly installments to Benchmark for consulting services rendered to either LVL or the company, commencing as of March 1, 1998. As of March 1999, the Consulting Agreement has been paid in full. Benchmark also entered into an earlier agreement, in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on July 23, 1998. Frank DeLape, Chairman of the Board, is the President of Benchmark Equity Group, Inc. The Company has a management consulting agreement with Matthew Howard, a director, for a fee of $5,000 per month. Mr. Howard's consulting arrangement commenced August 1998.

7.       STOCKHOLDERS'S EQUITY

Employee Stock Option Plan Under the Plan of Reorganization ("1998 A Stock Option Plan")

         In August 1998, the Board approved the establishment of an employee stock option plan ("the 1998 A Stock Option Plan") consisting of options to purchase 1.4 million shares of Common Stock, pursuant to the Plan of Reorganization. The options and underlying stock set aside for issuance upon exercise of such warrants are exempt from registration under Section 1145 of the Bankruptcy Code.

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

Additional Employee Stock Option Plan

         In June 1999, the Board approved the establishment of the 1998 B Stock Option Plan, proposed in 1998, consisting of 1.5 million shares of Common Stock. Such options and the Common Stock underlying such options shall not be exempt from registration under the federal securities laws. As of September 30, 1999, this stock option plan has not yet been approved by the Company's shareholders.

Issuance of Stock Options to Advisors and Consultants

         During 1999 the Company has assigned 311,000 options for common stock exercisable from $2.00 per share to $8.50 per share to various advisors and consultants to the Company. These options will be granted from the 1998 B Stock Option Plan pool. As discussed above, this plan has not yet been approved by the Company's shareholders as of September 30, 1999. Approximately $424,000 of compensation expense has been recorded for these options to the consultants based on the fair market value of the Company's common stock as of September 30, 1999.

Equity Funding

         In February 1999, I-Storm raised net proceeds of $4,259,456 in connection with the issuance of 407,900 shares of Series B Cumulative Convertible Preferred Stock ("Series B") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series B shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or Series B Preferred Stock at the option of the Board of Directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

         In May 1999, I-Storm raised net proceeds of $3,995,594 in connection with the issuance of 371,438 shares of Series C Cumulative Convertible Preferred Stock ("Series C") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series C shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or Series C Preferred Stock at the option of the Board of Directors, and shall be convertible into stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

         In accordance with the Emerging Issues Task Force Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature," the Company has recorded a preferred stock dividend in the amount of approximately $10.6 million relating to the beneficial conversion rights of the Series B and C Preferred Stock as the conversion rate was discounted below the fair value of the common stock on the issuance date which was the date of earliest conversion.


8.       BOARD OF DIRECTORS SHARES:

         On June 11, 1999, the Board of Directors authorized, subject to shareholder approval, the issuance of options to purchase 50,000 shares of common stock to the Chairman of the Board of Directors. Each director other than the Chairman shall be granted options to purchase 25,000 shares of common stock. These options will be granted annually for each full year of service and vest one year from the date of grant. The exercise price of options granted for the current year of service is $3.50 per share. The Board of Directors also authorized the issuance of options to purchase 50,000 and 25,000 shares of common stock to the Chairman and members of the Advisory Board of I-Storm, respectively, under the same terms as the options granted to the Chairman and members of the Board of Directors. Individuals may only receive options as a member of either the Board of Directors or the Advisory Board, but not as a member of both boards.

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         The Company is in the development stages, has yet to generate any significant revenues, and has no assurance of future revenues. The Company believes that it must raise additional equity capital within the next three to six months in order to continue operating. There can be no assurance that the Company will be able to raise the necessary capital under acceptable terms, if any, within the time available. These factors raise substantial doubt about the ability of I-Storm to continue as a going concern.

         In addition to the need for additional financing, I-Storm is subject to a number of other risk factors, including but not limited to, a limited operating history as a reorganized entity, dependence on key individuals, successful implementation of its new E-Commerce Cyberstore concept, successful marketing and sales of products and services and competition from larger companies with greater financial, technical, management and marketing resources.

RESULTS OF OPERATIONS

         On April 16, 1998, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court. The Plan of Reorganization resulted in the conversion of approximately $7,151,000 in accounts payable into preferred equity. As a result of the Reorganization, the recording of the restructuring transaction and implementation of Fresh Start Reporting, the Company's results of operation after April 16, 1998 (the cutoff date used for financial reporting purposes) are not comparable to results reported in subsequent periods

         The Company's net loss for the quarter ended September 30, 1999 was approximately $1,573,000 primarily due to a result of operating losses and expenses associated with the Company's reorganization, and its shift away from advertising service revenue toward E-commerce development activities. The Company's net loss for the nine months ended September 30, 1999 was approximately $3,986,000 primarily due to operating losses compared to a net loss of approximately $3,526,000 for the nine months ended September 30, 1998. The Company's operating loss for the quarter ended September 30, 1999 was approximately $1,593,000 as compared to an operating loss of approximately $1,028,000 for the quarter ended September 30, 1998. The increase in operating loss of approximately $565,000 was caused primarily by a valuation adjustment resulting from issuance of common stock for compensation to consultants in lieu of cash. The Company's operating loss for the nine months ended September 30,1999 was approximately $3,921,000 as compared to an operating loss of approximately $3,187,000 for the nine months ended September 30, 1998. The increase in operating loss is due to a decline in revenue because of the Company's continued and strategic focus on E-commerce development activities and sales efforts and the effects of the phase-out of the advertising services business.

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999

         Revenue for the quarters ended September 30, 1999 & 98 were approximately $209,000 and $432,000, respectively, a decrease of approximately $223,000 due to the change in focus of the Company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing E-commerce partnerships. Gross profit for the quarters ended September 30, 1999 and September 30, 1998 were approximately $(210,000) and $(105,000) or (202)% and (124)% of sales respectively. The decrease in gross profit was primarily a result of the Company's shift away from advertising service revenue toward E-commerce development activities. Revenue for the nine months ended September 30, 1999 and 98 were approximately $546,000 and $2,508,000, respectively, a decrease of approximately $1,962,000. Gross profit for the nine months ended September 30, 1999 and 98 were approximately $(420,000) and $408,000 or (177)% and 16% of sales, respectively.

         Operating expenses for the quarters ended September 30, 1999 and 98 were approximately $1,802,000 and $1,460,000 respectively. The increase in operating expenses of approximately $342,000 from the period one year earlier was due primarily to a valuation adjustment resulting from the issuance of common stock to consultants in lieu of payment. Operating expenses for the nine months ended September 30, 1999 and 1998 were $4,467,000 and $5,695,000 respectively. The decrease in operating expenses for the nine month period ended September 30, 1999 was due primarily to a reduction in staff relating to a shift away from advertising services business to E-Commerce site development and a reduction in facilities expenses due to the relocation of the Company's corporate headquarters.

         Interest expense for the quarters ended September 30, 1999 & 98 were approximately $2,000 and $75,000, respectively. For the nine month ended September 30, 1999 and 1998 interest expense was approximately $118,000 and $202,000 respectively. As of September 30, 1999, liabilities of the Company consisted of $234,000 of long term debt and current liabilities of $720,000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999 and 1998, the Company had current assets of approximately $1,453,000 and $1,234,000 respectively, while cash and cash equivalents were approximately $1,163,000 and $26,000 September 30,1999 and 1998 respectively. The increase in cash and cash equivalents during the last nine months was primarily due to approximately $9,546,000 provided by equity financing and partially offset by approximately $6,900,000 in ongoing operating expenses and approximately $1,510,000 was used to repay bridge financing debt. The company believes that additional cash resources will be required in the next three to six months to fund operations and is in the process of obtaining additional funds through equity financing. There can be no assurance that any such equity financing will be obtained.

         As of September 30, 1999 the Company owed approximately $234,000 in long term debt and current notes payable totaling approximately $40,000. The Company is in compliance with all covenants of the shareholder notes payable as of September 30, 1999.


COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per common share has been computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period.

         Accretion related to the beneficial conversion features of the series B preferred and the Series C preferred and the dividend/accretion rate of 9% on the Series B and C Preferred Stock totaled $10,614,000 during the nine month period ended September 30, 1999. These charges were recorded directly to accumulated deficit and are included as a component of net loss per share attributable to common stockholders.

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information and events reported in the Company's 1998 Form 10-KSBA, filed September 8, 1999, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The information and events reported in the Company's 1998 Form 10-KSB, filed on September 8, 1999, are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

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

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999

ISSUANCE OF COMMON STOCK AND OPTIONS TO CONSULTANTS

         In August 1999, the Company entered into an agreement, subject to Board Approval, to grant options to purchase 150,000 shares of Common Stock of the Company to Richard Lin, the Company's new Vice President of Business Development, exercisable at $2.00 per share. The options shall vest ratably over three years on a monthly basis, and are also accelerable, based upon certain performance conditions.

         In July 1999, the Board approved the grant of performance based options to purchase 10,000 shares of Common Stock of the Company to each of Marvin Su and Jerry Klemushin, providers of business consulting services to the Company, exercisable at $2.25 per share. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

         In July 1999, the Board of Directors gave approval to a grant of options to purchase Series C Preferred Stock, exercisable at $12.25 per share until March 22, 2009, issued on March 22, 1999 to Calbert Lai, in the amount of 255,000 options, and to Stephen Venuti, 126,000 options. Such options shall cliff-vest five years from the date of grant. The vesting of the options can also be accelerated at a rate of 105,000 options with respect to Mr. Lai and 51,000 options, with respect to Mr. Venuti, at the time that the first E-commerce CyberStore of the Company becomes operational; and an additional 75,000 options with respect to Mr. Lai and an additional 37,500 options with respect to Mr. Venuti, may vest at the time that the second E-commerce CyberStore shall becomes operational. Finally, an additional 75,000 options with respect to Mr. Lai, and an additional 37,500 options with respect to Mr. Venuti, may vest at the time that the third E-commerce CyberStore shall becomes operational.

         In July, 1999, the Board of Directors granted approval to the issuance of 100,000 options to purchase Series C Preferred Stock, exercisiable at $12.25 per share for a period of ten years from the date of grant, subject to vesting conditions, to Irfan Salim. The options shall cliff-vest three years from the date of grant. The vesting of the options may also be accelerated at a rate of 40,000 options at the time that the first E-Commerce Cyberstore of the Company becomes operational; and an additional 30,000 options may vest at the time of the Company's second E-Commerce Cyberstore becomes operational; and finally, 30,000 options may vest at the time the Company's third E-Commerce Cyberstore becomes operational.

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999

         In May 1999, Mackenzie Shea, Inc. or its designees became entitled, subject to Board approval, to a warrant to purchase 2,040 shares of Series C Preferred Stock, exercisable for five years for a price of $12.25 per share for services rendered to the Company.

         In April 1999, consultant Michael Kanas became entitled, subject to Board approval, to 10,000 options exercisable at $6.37 per share for services rendered to the Company.

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

E-COMMERCE MARKETING AND SALES AGREEMENT WITH AIG WARRANTY SERVICES AND
INSURANCE

         On June 16, 1999, the Company entered into a three-year E-commerce Sales and Marketing Agreement with AIG Warranty Services and Insurance Company ("AIG"). During the three-year term of the Sales and Marketing Agreement, I-Storm will be the exclusive on-line marketer of AIG's on-line warranties and service contracts.

ADDITIONAL EMPLOYEE STOCK OPTION PLAN

         In June 1999, the Board approved the establishment of an employee stock option plan proposed in 1998 consisting of 1.5 million shares of common stock. The anticipated provisions of the this plan are as follows: options granted under the 1998 Option Plan may be either incentive stock options or nonstatutory stock options, as designated by the Board of Directors; options granted under the 1998 Option Plan will expire on the tenth anniversary of the date of grant; the exercise price of each incentive stock option will be no less than 100% of the fair market value of the common stock at the date of the grant; the exercise price of each nonstatutory stock option will be no less than 85% of the fair market value of the common stock at the date of the grant; the exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock at the date of the grant and is not exercisable after the expiration of five years from the date of grant; vesting provisions of individual options under the 1998 Option Plan may vary as the Board of Directors will have the authority to set exercise dates, payment terms and other provisions for each grant. Such options and the stock underlying such options shall not be exempt from registration under the federal securities laws.

EMPLOYMENT OF RICHARD LIN AS VICE PRESIDENT OF BUSINESS DEVELOPMENT

         The Company has entered into an employment agreement with Richard Lin at a rate of $150,000 per annum to serve as Vice President of Business Development for the Company. Subject to Board and Shareholder approval, Mr. Lin will also receive options to purchase 150,000 shares of Common Stock of the Company, exercisable at $2.00 per share. The options shall vest ratably over three years on a monthly basis, and are also accelerable, based upon certain performance conditions. Further terms of Mr. Lin's employment agreement are currently being negotiated.

EMPLOYMENT OF IRFAN SALIM AS CHIEF OPERATING OFFICER OF THE COMPANY

         The Company has entered into an employment agreement with Irfan Salim at a rate of $200,000 per annum to serve as Chief Operating Officer of the Company. Subject to Shareholder approval, Mr. Salim will also receive options to purchase 100,000 shares of series C Preperred Stock, exercisable at $12.25 per share for a period of ten years from the date of grant, subject to certain vesting conditions.

         The options shall cliff-vest three years from the date of grant. The vesting of the options may also be accelerated at a rate of 40,000 options at the time that the first E-Commerce Cyberstore of the Company becomes operational; and an additional 30,000 options may vest at the time of the Company's second E-Commerce Cyberstore becomes operational; and finally, 30,000 options may vest at the time the Company's third E-Commerce Cyberstore becomes operational.

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999


APPOINTMENT OF JOHN MATTHEWS TO THE BOARD OF DIRECTORS

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

RETIREMENT OF CONTINGENT LIABILITY UNDER THE PLAN OF REORGANIZATION

         As of September 1, 1999, the Company had entered into agreements with certain creditors of LVL Communications Corporation to retire in their entirety certain alleged secured claims which they had made in connection with the LVL Plan of Reorganization, in the aggregate amount of $588,775. Such creditors agreed that they would retire their claims in their entirety for an aggregate sum of $149,694. As of September 10, 1999, the Company has paid this aggregate sum of $149,694 in its entirety.

CLOSING OF BANKRUPTCY ESTATE

         On September 15, 1999, the United States Bankruptcy Court for the Northern District of California issued an order closing the Chapter Eleven bankruptcy proceedings for LVL Communications Corporation, the wholly owned subsidiary of I-Storm, based upon the satisfaction of substantial payments required under the April 16, 1998 Plan of Reorganization.

DECLARATION OF DIVIDENDS ON SERIES B AND C PREFERRED STOCK

         In October 1999, the Board of Directors declared quarterly dividends in shares of Series B Preferred Stock upon each share of Series B Preferred Stock for the quarters ending May 15, 1999 and August 15, 1999. The Board of Directors also declared quarterly dividends in shares of Series C Preferred Stock for the quarter ending August 15, 1999 upon each share of Series C Preferred Stock. Each of the shares of Series B Preferred Stock and the Series C Preferred Stock is entitled to a 9% cumulative annual dividend which shall cumulate, if not declared. The Board also determined that such stock dividends would be distributed on an annual basis for cost and administrative reasons.

                                  I-STORM, INC.
                     FORMERLY DIGITAL POWER HOLDING COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 1999







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




Date:  December 1, 1999                           I-STORM, INC.


                                                  By: /s/ Calbert Lai
                                                     ---------------------------
                                                     Calbert Lai, President