Form 10KSB/A
period 1998-12-31
I STORM INC
filed 1999-12-16
CIK 754499

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

                        Commission File No. 002-93477-D

                           ------------------------

                                 I-STORM, INC.
                 (Name of small business issuer in its charter)

           NEVADA                                               87-0410127
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


   2440 West El Camino Real, Suite 520                           94040-1400
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

         Electronic commerce or "E-commerce" is the direct retail sale of goods and services over the Internet. Over the past five years, the Company has developed electronic and on-line commerce on behalf of major international manufacturing and technology corporations including: Netscape, E*Trade, Inc., US Robotics, Inc., Hewlett-Packard Company, Sun Microsystems, Inc., Mitsubishi, Inc., and others. In particular, the Company designed and developed the Egghead(TM) Software and the Cisco Systems, Inc. Internet retail transaction sites, two successful E-commerce sites on the Web today.

         I-Storm is the parent company of LVL Communications Corporation ("LVL"), a Silicon Valley Internet marketing, advertising and technology services company. In 1996, LVL was inducted into the INC. MAGAZINE Hall of Fame in recognition of its being one of the 500 fastest-growing private companies in America for six consecutive years from 1991 through 1996.

         I-Storm acquired LVL through a subsidiary merger in July 1998. LVL had emerged from Chapter 11 bankruptcy proceedings on April 16, 1998 with full creditor approval of a Plan of Reorganization filed on March 23, 1998. LVL had entered bankruptcy proceedings only after the collection default of a major corporate client. LVL obtained $1,083,000 in 1998 bridge financings from private investors to fund its reorganization costs, and merged with I-Storm, formerly named Digital Power Holding Company ("Digital"), an inactive public company. In March 1999, I-Storm terminated its advertising service business to focus on E-commerce and CyberStore development. The Company presently earns no revenue from its former advertising services business clients or from Cyberstore entities. Collectively, herein, LVL shall be referred to with I-Storm as "the Company."

         The Company is headquartered in Mountain View, California in an 11,500 square foot leased office facility. The Company has 19 full time employees.

INDUSTRY BACKGROUND


         The Internet, as a channel of distribution, is dramatically changing the way products are bought and sold. The advantages to buying online are obvious to those who use this new electronic commerce ("E-commerce") channel: convenience, lower cost, greater choice and deeper support. Corporate America understands the benefits to selling online: broader customer access, deeper customer relationships and lower costs of distribution. The Internet has spawned a number of highly successful retail businesses that have grown to multi-million dollar operations. Examples of client and non-client E-commerce sites are as follows:

         BETWEEN 1996, 1997 AND 1998, INTERNET BOOK RETAILER AMAZON.COM GREW SALES FROM LESS THAN $16 MILLION IN 1996 TO $148 MILLION IN 1997 TO AN ANNUAL RUN-RATE OF $460 MILLION IN 1998 (I-STORM/LVL NON-CLIENT).

         CISCO SYSTEMS, INC. BOOKED OVER $100 MILLION IN SALES ON THE INTERNET IN 1996. BY THE END OF 1997, ITS INTERNET SALES WERE RUNNING AT A $3.2 BILLION ANNUAL RATE. IN 1998, CISCO'S INTERNET SALES ARE RUNNING AT A $5.8 BILLION ANNUAL RATE. LVL BUILT THE E-COMMERCE MECHANISM FOR CISCO'S CREDIT CARD AUTHORIZATION, SOFTWARE USE AND AUTOMATIC PRODUCT DOWNLOAD (FORMER I-STORM/LVL CLIENT).

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

I-STORM, INC.

         I-Storm is the parent company of LVL, a marketing communications and Internet technology company located in Silicon Valley and founded by Calbert Lai and Stephen Venuti in 1986, which has launched a strategy to finance, design, develop, and operate E-commerce storefronts in partnership with brand-name consumer technology product companies ("Product Partners").

         Over the past five years the Company's wholly owned subsidiary, LVL, has developed on-line E-commerce strategies and mechanisms on behalf of major international manufacturing and technology corporations including: Netscape, E*Trade, Inc., US Robotics, Inc., Hewlett-Packard Company, Sun Microsystems, Inc., Mitsubishi, Inc. and others. In particular, the Company designed and developed the Egghead(TM) Software ("Egghead") and Cisco Systems, Inc. ("Cisco") retail transaction sites, which are two successful E-commerce sites on the Web today. Based upon Management's experience with these ventures, in May 1998, the Company formally launched its "I-Storm CyberStore" strategy to create significant long-term value for its shareholders

         Under the I-Storm CyberStore approach, the Company intends to provide all necessary financial and professional resources required to build and operate an electronic commerce storefront capable of selling technology-related and other products direct to consumers and businesses (an "I-Storm CyberStore"). Each I-Storm CyberStore is expected to exclusively feature a Product Partner's brand names and would be seamlessly tied to the Product Partner's corporate, product-specific and other web-sites. From a customer's point-of-view, the I-Storm CyberStore would be a "company store" dedicated to the Product Partner's entire line of products, including parts, accessories and related products. I-Storm does not presently derive revenue from, nor does it hold an ownership interest in a Cyberstore.

EFFICIENCIES AND LEVERAGE OF AN E-COMMERCE CHANNEL

         The E-commerce channel offers customer and product-specific data dissemination with lower distribution costs while increasing efficiencies by leveraging a business's current infrastructure. Marketing and communications can be targeted to individual customers, increasing effectiveness and lowering costs by reducing the need for broad communication vehicles. Sophisticated consumers can be educated about highly technical and application specific products and customize their product choices after review of E-commerce product summaries. Moreover, online retail stores are not limited by expensive shelf space and can offer a full assortment of products, including hard-to-sell discontinued and out-of-stock merchandise. Inventory is easier to monitor and control which leverage increased manufacturing productivity and enable supply chain management.

         Businesses that wish to establish a major marketing presence on the Internet encounter significant challenges, however. The technical requirements to building a successful E-commerce business are complex. There are many products that solve parts of the problem, but few integrative and comprehensive solutions. Integration with existing legacy systems, including inventory, order tracking, financial systems, telesales systems and other major elements of large corporate structures, can be overwhelming.

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

         I-STORM CYBERSTORE STRATEGY

         I-Storm's solution and strategy is to finance, design, develop, and operate commercial Internet web-sites in partnership with brand-name consumer product companies on an outsourced basis. The Company intends to leverage its reputation as a provider of online marketing and E-commerce solutions to build and co-own domestic and internationally-recognized branded selling sites. The key elements of the Company's strategy to accomplish this goal are to: (i) partner with major brands, (ii) provide risk capital and expertise in exchange for ownership, and (iii) build, operate and manage branded retail I-Storm CyberStores on an outsourced basis.

         Utilizing the advertising, marketing and Internet expertise of its wholly-owned subsidiary, LVL, I-Storm has been negotiating in 1998 to build and manage E-commerce web sites that, in Management's view, are capable of generating sales of $10 million to $100 million within one or two years from their introduction in partnership with world class branded product companies. These projections are solely the opinion of Management, based upon LVL's experience in building E-commerce websites and developing E-commerce marketing and advertising strategies for a range of branded consumer and technology product companies.

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

         Under such a joint venture or royalty partnership structure, I-Storm will propose to design, build and operate the I-Storm CyberStore, including Internet-based advertising and promotion, and customer development. The Product Partner would provide its brand name, product line, and would be responsible for inventory and order fulfillment. Product shipments would be made from the Product Partner's inventory directly to the customer with I-Storm handling billing, collections, and sales order processing. After an initial period of four or five years, Management anticipates that the Product Partner would have the option to purchase the Company's ownership of the I-Storm CyberStore at fair market value and assume complete control of the business.

         In summary, the development of I-Storm CyberStores through an I-Storm Product Partnership is intended to provide manufacturers with a quick, low risk path to a profitable, customer-direct channel within the constraints of their existing corporate strategy and infrastructure. The Company intends to benefit by being able to access the massive product, manufacturing, and brand-name investment resident in Product Partners' businesses through a revenue and equity sharing corporate or contractual entity.

EXTENDING I-STORM'S CORE BUSINESS INTO E-COMMERCE

          Much of the Company's capabilities have been developed over the past twelve years through LVL's history of selling and marketing technology products to commercial and consumer customers on a consultant basis on behalf of fee-based clients. LVL's interactive group has designed, developed, or consulted with respect to approximately 35 client E-commerce and/or information web-sites over the past three and one-half years. Exemplative of LVL's creation of successful retail I-Storm CyberStore-type sites are Egghead and Cisco Internet Junction:

         EGGHEAD, INC.: In early 1995, LVL created one of the web's first online E-commerce sites for Egghead. The site features full online shopping and purchasing capabilities with an inventory of over 3,000 products. In 1997 the online store outsold each of Egghead's 200 traditional storefronts and accounting for over 10% of Egghead's total retail sales. The average sale through the site was more than twice that of Egghead's retail outlets and it generated higher gross margins. The site has been credited with adding over 400,000 new customer names to Egghead's customer database. In March 1998, Egghead announced that it was closing all of its traditional locations to sell strictly through its web-site. CISCO SYSTEMS, INC.: In 1996, when Cisco purchased Internet Junction, a manufacturer of Internet software, Cisco decided that "online" would be the only retail distribution channel through which customers could purchase the software. Cisco asked LVL to build the commerce mechanism that could perform credit card authorization and verification, creation of a software key, and automatic download of the product.

         Management views the Egghead and Cisco E-Commerce sites as demonstrative only of the capability of the I-Storm management team to design and build successful E-Commerce sites. I-Storm does not have an ownership or revenue interest in either the Cisco or Egghead E-Commerce sites. Further, the performance of the Egghead and Cisco E-commerce sites may not be indicative of an average performing E-commerce website.

RELATIONSHIP WITH ORACLE CORPORATION

         In May 1998, Oracle Corporation ("Oracle"), a global supplier of software for enterprise information management, entered into a Memorandum of Understanding with I-Storm to potentially produce and manage electronic marketing sites for high profile consumer brand companies. Under the proposed arrangement, it is anticipated that I-Storm would have the right to own and develop each E-commerce site for the target account, and Oracle would subcontract its software and technical consulting services on an "as-needed project basis." Both Oracle and I-Storm propose to jointly invest the pre-sales and up-front marketing resources needed to win the target account. The E-commerce sites would be co-branded with both the "On Oracle" and the "I-Storm" commerce marks. On July 6, 1999, Oracle and I-Storm reaffirmed their commitment to work together to provide services to Fortune 500 companies pursuing aggressive and focused channel-building programs. To date the Company and Oracle have not entered into an agreement with a product partner, nor has the Company earned revenue as a result of its relationship with Oracle.

I-STORM CYBERSTORE ECONOMICS

         The economic model for individual I-Storm CyberStores takes advantage of two key factors: (i) the ability to leverage the Product Partner's existing inventory and fulfillment systems, and (ii) the existing brand names and large marketing/advertising budgets. This combination will allow the I-Storm CyberStore to manage operating expenses effectively and efficiently while benefiting greatly from existing communications programs that drive web traffic and product demand. The following percentages have been developed by, and are solely the opinion of, I-Storm's management based upon its experience working with traditional retail selling distribution, and from its knowledge of the retail products sales industry:

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

         The I-Storm CyberStore model proposes to take advantage of a Product Partner's existing infrastructure to substantially decrease operating expenses as well as to leverage its Product Partner's large advertising and marketing expenses. Because I-Storm CyberStores are expected to be designed to utilize their Product Partner's inventory, warehousing, and fulfillment systems, overall operating expenses should be significantly reduced. Unlike "Internet-only" companies and traditional retailers, model I-Storm CyberStore would not need to spend large amounts of independent advertising dollars since they will directly benefit from the millions of dollars their Product Partners have already spent to generate awareness and sales. Based on LVL's prior work with Egghead, Cisco, and other technology manufacturers, in Management's sole opinion, the Company projects 10-15% of total sales to come through the Internet within two years of opening and operating an I-Storm CyberStore.

I-STORM CORPORATE PARTNERS AND ADVISORS

         In 1998, the Company developed relationships with certain companies and individuals which, in the opinion of Management, will help to strengthen I-Storm's ability to develop and operate I-Storm CyberStores effectively. These companies and individuals included:

         ORACLE CORPORATION: Oracle Corporation is a leading supplier of corporate database software in more than 140 countries, with approximately 12,000 employees worldwide, dedicated to designing, integrating, and programming database solutions. With annual revenues exceeding $6 billion, Oracle is the global supplier of enterprise information management software to many of the Internet's leading commercial web-sites. Under the May 5, 1998 Memorandum of Understanding with I-Storm, both I-Storm and Oracle proposed to develop a mutual scaleable model for the ongoing development of profitable world-class electronic marketing sites, and as of July 6, 1999, Oracle and I-Storm reaffirmed this commitment. The Company and Oracle have not, to date, entered into an agreement with a Product Partner, nor hast he Company derived any revenue to date as a result of its relationship with Oracle.

         I-STORM ADVISORY BOARD: In May of 1998, I-Storm held its first meeting of the I-Storm Advisory Board. This organization was created to provide the new business with experience and contacts in key areas of merchandising and marketing. Members of the Advisory Board are expected to serve for a year term. Certain 1998 members of the I-Storm

        Advisory Board were as follows:

                  MATTHEW HOWARD is a thirty-year veteran in executive management for major U.S. retailers. Mr. Howard has served as Senior Executive Vice President of both Marketing and Merchandising for Sears, as President of Computer City, a subsidiary of Tandy Corporation, and as an Executive Vice President of Montgomery Ward. Mr. Howard is also a director of the Company.

                  PETER JANSSEN was a member of the start up team that developed the Sears Business Systems Center. After 18 years at Sears, Mr. Janssen left to head sales and marketing for several technology start-up companies, including Mindset, the Amdek Division of Wyse, Nexgen Microsystems, and Acer Computers, where he was responsible for Acer's entry into the consumer channels of distribution and growing that division to $500 million in four years. Mr. Janssen later served as the head of Merchandising and Marketing for Egghead(TM) Software Together with LVL, Mr. Janssen implemented EGGHEAD.COM., one of the first E-commerce Internet sites.

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

I-STORM CYBERSTORE PARTNERSHIPS

         The Company has approached a targeted number of brand-name consumer product companies regarding the I-Storm CyberStore program. As a result, on December 7, 1998 the Company signed a letter of understanding with Sun Microsystems, Inc. ("Sun"), a leading manufacturer and global provider of network computing systems, including UNIX based workstations, microprocessors, Internet/intranet services, and Java(TM) software. Sun's products command a significant share of a rapidly growing segment of the computer industry and are used for many demanding commercial and technical applications in various industries. The Sun Letter of Intent authorizes the Company to do a feasibility study on establishing an I-Storm CyberStore dedicated to exclusively selling Sun and compatible products to retail customers for profit.

         Further, on June 16, 1999, the Company entered into a three-year E-commerce Sales and Marketing Agreement with AIG Warranty Services and Insurance Agency ("AIG"). During the three-year term of the Sales and Marketing Agreement, I-Storm will be the exclusive on-line marketer of AIG's on-line warranties and service contract agreements.

         In 1998, the Company also signed non-binding letters of understanding and pursued feasibility studies for the construction of CyberStores, as follows:

         GARDEN BOTANIKA: Garden Botanika ("GBOT") is a marketer of all-natural personal care products through direct mail and 267 company-owned retail locations

         THE HIGH-TECH GROUP: The High-Tech Group ("HTG") is a premier provider of merchandise and membership fee services in the credit card syndication industry, and holds the rights to market products and merchandise to over 75 million existing credit card holders of major oil companies, banks and departments stores such as AMOCO, BP, Bank One, Chase Manhattan, Montgomery Ward and Sears.

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

         Although PMCG, Garden Botanika, HTG Group and Abercrombie and Kent signed letters of intent with the Company in 1998, there can be no assurance that the Company will enter into final CyberStore Agreements with any of these potential Product Partners, and the Company has not entered into any such agreements as of September 30, 1999. The Company, to date has not constructed CyberStores for these entities, nor has the Company received any revenue from these entities.

LVL COMMUNICATIONS CORPORATION

         LVL, a marketing, advertising and internet technology Company, headquartered in Mountain View, California View, has had a twelve-year track record of creative and technical success in serving marketers of consumer-oriented technology products. Founded in 1986 by Calbert Lai and Stephen Venuti, and also known as "Lai, Venuti and Lai," LVL specialized in offering a wide range of strategic communication services that help its clients market their products, services and messages to targeted segments of the consumer population. These services included market research, corporate and product market strategy development, identity definition, product branding, consumer and technical media services, advertising and promotion and interactive advertising development. In particular, LVL has been a provider of integrated communications to consumers that take advantage of emerging technologies and new media, including electronic communications such as the Internet, the World Wide Web, on-line services, PC-related media (CD-ROMs, multi-media, etc.) was inducted into INC. MAGAZINE'S Hall of Fame as one of the 500 fastest-growing companies in America for six consecutive years from 1991 through 1996.

          In Management's view, LVL's business was built upon its ability to provide its corporate clients with the intellectual structure and creative resources necessary to design and deliver market communications to appropriate consumer audiences using traditional and new media. In 1997, the LVL was named "Agency of the Year" by MARKETING COMPUTERS magazine for its integration of traditional and new media disciplines to increase a company's marketing efficiencies and effectiveness.

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

PRE-MERGER LVL SERVICES AND CLIENTS

         The following is a list of former customers that represented $50,000 or more in annual billings for LVL in various twelve-month periods from December 1996 through December 1998:

       Netscape           US Robotics, Inc.           Bay Networks, Inc.           Hewlett-Packard Company

       Disney             Cisco Systems, Inc.         Mitsubishi, Inc.             Bank of America

       Group, Inc.        DirectTV, Inc.              Philips Electronics, Inc.    3COM

       E*Trade            Sun Microsystems, Inc.      Acer, Inc.

        Because of the project-oriented nature of its services, LVL's traditional services revenues tended to be concentrated in a handful of clients at any one time. Accordingly, LVL's largest client accounted for approximately 50% of the Company's revenues for the period commencing January 1, 1998 and ending December 31, 1998. For the period commencing from July 17, 1998 and ending December 31, 1998, five clients accounted for 79% of the Company's revenue with no client accounting for more than 26.3% of the Company's revenue for that period.

         In March 1999, the Company reorganized its internal corporate structure and terminated the advertising services business formerly handled in LVL Advertising, Inc. The Company phased out this traditional advertising business to focus its managerial, technical and capital resources on its strategy of financing, developing and operating E-commerce storefronts with Product Partners. The Company presently has no revenue from any former advertising service business client or from any Cyberstore.

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

         The markets for the Company's services are highly competitive and are driven by client demands for better service (more effective programs, quicker response times, and implementation of new electronic tools or media) and perceived price and performance of its services. Although the Company has built a market position for itself in its traditional services area, there are few barriers to entry in the advertising business and interactive marketing business. The Company has no significant proprietary technology that would preclude or inhibit competitors from entering the marketing communications market and it expects to face additional competition from new entrants in the market in the future. In particular, the niche that the Company traditionally serves is considered to be an attractive, high-growth segment of the advertising industry. Current and prospective competitors include international, national, and regional advertising agencies, specialized communications firms currently operating in a single medium (such as the Internet), and firms such as CKS Group, Inc. and Think New Ideas, Inc., Organic On-Line, Studio Archetype, and Agency.com which all share the Company's market focus. Although the Company is actively implementing its CyberStore concept, the Company also faces a highly competitive market in this segment of its services. E-commerce competitors include: Claremont, Andersen Consulting, Cambridge Technologies, IBM and EDS.

EMPLOYEES OF THE COMPANY

         As of December 31, 1998, the Company and its subsidiaries employed 26 full-time and one part-time employees. The Company employs highly skilled computer and creative-oriented personnel from the Silicon Valley area. Seven employees had annual salaries of $100,000 or more.

         As of June 30, 1999, the Company and its subsidiaries employed 21 full-time and one part-time employees. The number of employees decreased as a result of the Company's cessation in March 1999 of the advertising line of business, formerly managed by LVL Advertising, Inc. As of June, 1999, six employees have annual salaries of $100,000.

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

NASDAQ OR AMEX LISTING

       On September 15, 1999, the United States Bankruptcy Court for the Northern District of California issued an order closing the Chapter Eleven bankruptcy proceedings for LVL Communications Corporation, the wholly owned subsidiary of I-Storm, based upon the Company's satisfaction of substantial payments required under the April 16, 1998 Plan of Reorganization. No creditor interposed an objection to the closing of the bankruptcy proceeding on September 15, 1999.

       The Plan of Reorganization had imposed a condition that the Company apply for NASDAQ listing within 90 days of July 17, 1998, the date upon which LVL became a wholly owned subsidiary of the Company, also known as the "Effective Date" of the Plan. This condition was imposed based upon the Plan of Reorganization's assumption that the Company would raise sufficient equity financing within 90 days of the Effective Date to satisfy a minimum NASDAQ capital listing requirement of $4,000,000.

       The Company made an immediate and good faith effort to raise such equity financing, and did raise over $4 million dollars by February 18, 1999 through its Series B Preferred Stock Offering. Because of operational cash flow needs stemming from the implementation of E-commerce strategy and the expense and time required to prepare audited financial statements to accompany the 1998 Form 10-KSB and other required SEC reports, the Company has not been able to meet applicable requirements to apply for listing on NASDAQ or AMEX. Substantial time was required to prepare these reports, in part, because of fresh start accounting requirements imposed upon bankruptcy reorganization.

       The Board of Directors is actively negotiating with financial consultants to raise sufficient capital to permit the Company to apply for NASDAQ or AMEX listing at the end of the first quarter of the Year 2000, or within the second quarter of Year 2000. The Company expects to be current in all SEC reporting by December 15, 1999. Nevertheless, there can be no assurance that the Company will have sufficient capital in the first or second quarter of the Year 2000 to meet NASDAQ or AMEX listing requirements or that NASDAQ or AMEX will accept the Company for listing even if the Company should meet NASDAQ or AMEX's capital requirements at that time.

       LVL's Plan of Reorganization was initially approved, and its bankruptcy proceeding was recently closed in September 1999, by the Bankruptcy Court without objection from its creditors. Creditors may retain a right under state or federal law to challenge actions of LVL and its parent, the Company, with respect to the implementation of the Plan of Reorganization, including a late filing of the NASDAQ or AMEX application Presently, no creditor has voiced an objection or presented a formal challenge to any actions taken by LVL or the Company pursuant to the Plan of Reorganization. The United States Bankruptcy Court for the Northern District of California found on September 15, 1999 that the Plan had been substantially implemented.


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

SALES OF UNREGISTERED STOCK

PRIVATE PLACEMENT OFFERING OF THE SERIES C PREFERRED STOCK

       Subsequent to December 31, 1998, the Company raised a total of $4,550,000 in gross proceeds from a private placement offering of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), made pursuant to
Section 506 of Regulation D, at a price per share of $12.25 to 18 accredited investors. The offering of such Series C Preferred Stock ("the Offering") commenced on February 22, 1999 and concluded on May 31, 1999. A total of 371,429 shares of Series C Preferred Stock were offered and sold by the Company with the assistance of financial consultants who received a consulting fee equal to 12% of gross proceeds or $546,000. Additionally, certain consultants received warrants to purchase 2,040 shares of Series C Preferred Stock at an exercise price of $12.25. After deducting the consulting fees, a total of $4,004,000 in proceeds was received by the Company from the Offering. The net proceeds are being used for the development of I-Storm E-commerce stores, for normal operating expenses during the Company's development stage, and for general working capital purposes.

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

PRIVATE PLACEMENT OFFERING OF SERIES B PREFERRED STOCK

       The Company raised a total of $4,996,439 in gross proceeds from a private placement offering of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25, to 84 accredited investors. The offering of such Series B Preferred Stock ("the Offering") commenced on December 11, 1998 and concluded on February 18, 1999. A total of 407,900 Shares of Series B Preferred Stock were offered and sold through Weatherly Securities Corp. ("Weatherly"), a placement agent which received a 10% placement fee and a 3% non-accountable expenses allowance, or 13% of the gross proceeds of the sale of such Series B Preferred Stock Offering, less certain expenses, for a total of $599,512. Weatherly also received as compensation for the Offering Warrants to purchase 40,790 shares of Series B Preferred Stock. After deducting the placement agent's fees and expenses, a total of $4,396,927 in proceeds was received by the Company from the Offering. The majority of such proceeds was used to fully retire its outstanding bridge loans, which had been incurred both pre- and post-bankruptcy; to almost fully retire its loans under a factoring agreement, and to pay down many of its outstanding expenses and professional fees. The balance of the proceeds is being used for the development of I-Storm CyberStores and for general working capital purposes.

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

BRIDGE FINANCING

       LVL's Plan of Reorganization was confirmed by the Bankruptcy Court on April 16, 1998 (the "Confirmation Date"). Events occurring prior to the Confirmation Date are referred to herein as "Pre-Confirmation" events. Events occurring after the Confirmation Date are referred to herein as "Post-Confirmation" events

       Prior to confirmation of the Plan of Reorganization, Trident III, L.L.C. ("Trident") provided LVL $600,000 in Pre-Confirmation bridge financing, which has been used for reorganization costs and for working capital purposes. In consideration and repayment of this Pre-Confirmation bridge financing, Trident has been issued 600,000 shares of non-voting Common Stock in the Company, redeemable at $1.00 per share, and 440,000 shares of non-redeemable voting Common Stock. These shares were issued pursuant to the Order and Plan of Reorganization and are exempt from registration under the federal securities laws pursuant to Section 1145 of the Bankruptcy Code.

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

ISSUANCE OF COMMON STOCK AND OPTIONS TO CONSULTANTS

       In August 1998, the Board approved the issuance of shares of Common Stock to certain consultants for strategic management and financial consultants of the Company as follows: Benchmark Equity Group, Inc. ("Benchmark"), 557,800 shares; Jeffrey W. Tomz, 42,200 shares; Fordham Financial Management, Inc., 100,000 shares; Weatherly Securities Corp. 1,000,000 shares; Pound Capital, Inc., 225,000 shares; and New Leaf, L.L.C., 75,000 shares. Benchmark received an additional 40,000 shares in January 1999 related to further bridge financing services.

       In July 1999, the Board, subject to shareholder approval of the 1998 Incentive and Non-Statutory Stock Option Plan ("1998-B Plan") approved the contingent grant of performance based options to purchase 150,000 shares of Common Stock of the Company to NSA, a provider of business consulting services, exercisable such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan.. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions. "Cliff-vest" means that all of the options granted shall vest in their entirety at a certain point in time in the future, rather than ratably over a period of time, except that, in this instance, the options may vest earlier if certain performance conditions are met.

       In July 1999, the Board approved the grant of performance based options to purchase 10,000 shares of Common Stock of the Company to each of Marv Su and Jerry Klemushin, a provider of business consulting services, exercisable at such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

       In April 1999, consultant Michael Kanas became entitled, subject to Board approval, for services rendered, to 10,000 options exercisable at such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan.

       In May 1999, Mackenzie Shea, Inc. or its designees became entitled, subject to Board approval, for financial consulting services rendered, to a warrant to purchase 2,040 shares of Series C Preferred Stock, exercisable for five years for a price of $12.25 per share.

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

EMPLOYEE STOCK OPTION PLAN UNDER THE PLAN OF REORGANIZATION ("1998 A STOCK OPTION PLAN")


       In August 1998, the Board approved the establishment of an employee stock option plan ("the 1998 A Stock Option Plan") consisting of options to purchase 1.4 million shares of Common Stock, pursuant to the Plan of Reorganization, and the options and underlying stock set aside for issuance upon exercise of such warrants are also exempt from registration under Section 1145 of the Bankruptcy Code. As of December 31, 1998, options approved by the Board to be issued from the 1998 A Stock Option Plan were as follows: Calbert Lai, 600,000 options, Stephen Venuti, 300,000 options Timothy Cohrs, 75,000 options, Stuart Mangrum, 127,500 options, David Beach, 100,000 options. The remaining 197,500 options were distributed among approximately 35 employees and consultants with no single recipient being distributed more than 30,000 options.

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

ADDITIONAL EMPLOYEE STOCK OPTION PLAN

       In June 1999, the Board approved, subject to shareholder approval, the establishment of the 1998 B-Plan, consisting of 1.5 million shares of common stock. Such options and the stock underlying such options are not exempt from registration under the federal securities laws and shall each bear appropriate legends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENT

       This Management's Discussion and Analysis contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

REORGANIZATION ASSET

       The Company has adopted foregoing "fresh start" accounting policies in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7)."

       In accordance with SOP 90-7, the Company's Balance Sheet reflects a "Reorganization Asset" of $3,060,000. The Reorganization Asset was determined by the Company connection with the consummation of the Plan of Reorganization.. The calculation of the Reorganization Asset was reviewed by Arthur Andersen, LLP which concurred with the methodology, and assumptions used in this calculation. The purpose of developing the "Reorganization Asset" is to aid parties in interest in the bankruptcy proceeding in fairly determining their respective allocations of value under the Plan of Reorganization. Under SOP 90-7, a reorganization asset must approximate the fair value of the Company at the time of the confirmation of the Plan of Reorganization, before considering the liabilities of the Company at that time. It is intended in theory to approximate the amount a willing buyer would pay for the assets immediately following bankruptcy restructuring. The Reorganization Asset is effectively allocated amongst creditors and shareholders, as reflected in the Company's Equity section of the Balance Sheet, in accordance with their legal priorities under the Plan of Reorganization.

       The Reorganization Asset is derived from estimates of future net cash flows, discounted to present basis, that are reasonably predicted to be earned by the Company over time, based upon such factors as market share and position, projected sales growth, potential profitability, competition, general economic considerations, seasonality and working capital requirements at the time of the confirmation of the Plan of Reorganization. Because the Company was changing its focus from an advertising service business to an internet E-Commerce business, the Company also took into account a phase-out of its traditional advertising services business to refocus on its new strategy of financing, designing, developing and operating E-commerce storefronts, the growth rate of the internet market, and projected sales and profitability growth within that internet market.

       The Reorganization Asset is not a liquid asset. The Reorganization Asset does not reflect the Company's actual current cash flow, cash equivalents or current accounts. It is only a reasonable estimate of the future performance of the Company that may or may not be achieved. It is an intangible asset that is valued only upon Management's future estimates of discounted cash flows based upon the foregoing enumerated factors.

       The Reorganization Asset is being currently amortized or written down over a period of ten years .The Reorganization Asset and its amortization time period will be evaluated quarterly (from time to time?), and may be decreased dependent upon the Company's actual performance.

       All other assets of the Company, excluding the intangible Reorganization Asset, were reflected on the Company's Balance Sheet at current market value, rather than historical value, as a result of applicable SOP 90-7 bankruptcy reorganization accounting policies.

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

       The Company's auditors issued a going concern report. There can be no assurance that Management's plans to reduce the Company's working capital deficiency or to obtain additional financing will be successful.

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

ITEM 7.  FINANCIAL STATEMENTS.

       See Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On July 23, 1998, the Board of Directors of the Company approved the engagement of Arthur Andersen LLP as independent public accountants for the Company. The Company had no disagreements with its former certifying accountants, Jones, Jensen & Co. The former accountants did not resign or decline to stand for reelection. The former accountants' reports on the financial statement did not for either of the past two years contain an adverse opinion or disclaimer of opinion other than a report of risk of failure to continue as an ongoing concern; nor were such reports modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The former accountants letter is attached as Exhibit 16.2.

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

       Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended March 31, 1998, and
(iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows:
Calbert Lai: one late report and one transaction not reported on a timely basis; Steven Venuti: one late report and two transactions not reported on a timely basis: Thomas Schultz, one late report; Frank DeLape, one late report; Matthew Howard, one late report and Richard Snyder, one late report and John Matthews, one late report. Such late reports have subsequently been filed.

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

(1) Mr. Cohrs entered into an employment agreement with LVL Communications Corporation in July 1996. Mr. Cohrs left the employment of I-Storm in March 1999, and he received a pro rata portion of his annual compensation to March 31, 1999.

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

       Mr. Venuti entered into an employment agreement with the Company, dated July 15, 1998, for a term of 36 months at an annual base salary of $150,000, with eligibility for a performance bonus of up to 50% of base salary, as determined by performance criteria to be established by the Board of Directors. Mr. Venuti has also received employee stock options, pursuant to the 1998 A Stock Option Plan, to purchase 300,000 common shares of the Company at $0.50 per share, of which 150,000 shares will shall vest ratably over a period of 36 months from the Employment Date; and of which 150,000 shares will only vest upon the Company's sales revenue meeting or exceeding twelve million dollars ($12,000,000) for any twelve-month period from the Employment Date and upon the Company's quarterly revenue exceeding operating expenses for the same twelve-month period.

       Mr. Cohrs entered into an employment agreement with the Company on July 15, 1998, for a term of 36 months at a current annual salary of $240,000 per year, with eligibility for a performance bonus of up to 50% of base salary, as determined by performance criteria to be established by the Board of Directors. Mr. Cohrs also received employee stock options, pursuant to the 1998 A Stock Option Plan, to purchase 75,000 common shares of the Company at $0.50 per share, of which 37,500 shares will shall vest ratably over a period of 36 months from the Employment Date; and of which 37,500 shares will only vest upon the Company's sales revenue meeting or exceeding twelve million dollars ($12,000,000) for any twelve-month period from the Employment Date and upon the Company's quarterly revenue exceeding operating expenses for the same twelve-month period. Mr. Cohrs and the company mutually terminated this agreement in March 1999 upon the cessation of the advertising services business. At the time of termination, 7,292 of Mr. Cohrs' options were vested, and no further warrants were due him.

       In August 1998, David Beach, Vice President of Creative Services, was granted 100,000 employee stock options to purchase Common Stock, exercisable at $0.50 per share, pursuant to the 1998 A Stock Option Plan.

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

       In March 1998, the Company engaged Fordham Financial Management, Inc. ("Fordham") as a consultant for financial consulting services in connection with certain bridge financings. Fordham was paid a fee of 100,000 shares of Common Stock of the Company as of August 1, 1998. Fordham's shares of Common Stock are unregistered shares of Common Stock.

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

       In August 1998, the Company engaged Pound Capital Corp. ("Pound") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 225,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Pound were fully vested as of August 1, 1998, are unregistered shares of Common Stock. In August 1998, the Company engaged New Leaf, L.L.C. ("New Leaf") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 75,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to New Leaf were fully vested as of August 1, 1998, and are unregistered shares of Common Stock.

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

       A financial consulting agreement was entered into between the Company and Irfan Salim to provide managerial and financial consulting services to the Company commencing April 1, 1999 on a month-to-month basis at a rate of $16,666 per month. Subject to approval of the Board of Directors and to Shareholder approval of the 1998B-Plan. Mr. Salim also received 15,000 warrants exercisable over a period of five years, which vested in January 1999 to purchase Common Stock of the Company at an exercise price of such closing market price as shall be in effect on the date, if any, of shareholder approval of the 1998B-Plan.

       A business consulting agreement was entered into between Peter Janssen and the Company in June 1998. Under this consulting agreement, Mr. Janssen was paid $35,000 in 1998. Mr. Janssen's consulting agreement has been extended for the year of 1999 for a monthly fee of $16,666.

       A business consulting agreement was entered into between Matthew Howard, a director, and the Company in June 1998. Under this consulting agreement, Mr. Howard was paid $20,000 in 1998. Mr. Howard's consulting agreement has been extended for the year of 1999 for a monthly fee of $5,000. As of July 1999, the Board, subject to shareholder approval, granted options to purchase 100,000 shares of Common Stock of the Company to Mr. Howard, in further consideration of his performance under the consulting agreement, exercisable at such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan. Under this proposal, such options would vest ratably on a monthly basis over a period of thirty six months.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       I-Storm, Inc. ("I-Storm" or the "Company") was formerly named "Digital Power Holding Company." The following table sets forth certain information with respect to the beneficial ownership of the Company's outstanding Common Stock owned as of the date of filing by: (i) beneficial owners of more than 5% of the Company's Common Stock; (ii) each executive officer and director of the Company; and (iii) all executive officers and directors of the Company as a group. The technical issuance of such Common Stock is in progress.

                                        NUMBER OF SHARES OF COMMON STOCK        PERCENTAGE OF
BENEFICIAL OWNER(1)                            BENEFICIALLY OWNED            BENEFICIAL OWNERSHIP
-------------------                            ------------------            --------------------
Calbert Lai                                          347,642(2)                   6.0%
Stephen Venuti                                       322,642(3)                   5.5%
Thomas A. Schultz                                    125,000(4)                   2.1%
Benchmark Equity Group, Inc.                         557,800(5)                   9.5%
I-Storm Acquisition, Inc.                            700,000(6)                  11.9%
Frank M. DeLape                                      557,800(7)                   9.5%
Trident III, L.L.C.                                  420,000(8)                   7.2%
JSM Holding, Inc.                                  1,000,000(9)                  17.1%
Richard Snyder                                             0                        0%
Timothy Cohrs                                              0                        0%
Matthew Howard                                             0                        0%
All Officers and Directors as a Group              2,353,084
------------------------

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of Common Stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity which are exercisable within 60 days from the date hereof have been exercised or converted as the case may be.

(2) Includes 50,000 vested options to purchase common stock exerciseable at $0.50 per share.

(3) Includes 25,000 vested options to purchase common stock exerciseable at $0.50 per share.

(4) Does not include 200,000 shares of Common Stock held by Kayne International Corporation, a Cayman Islands corporation, and 175,000 shares of Common Stock held by LaPlaza Capital, Inc. ("La Plaza"), a Cayman Islands corporation that were designated by Mr. Schultz in August 1998 to each of Kayne and La Plaza, respectively.

(5) Mr. DeLape, a director of the Company, is the President and controlling shareholder of Benchmark Equity Group, Inc ("Benchmark").

(6) Includes 600,000 shares held in a voting trust for the benefit of the shareholders of I-Storm Acquisition Corp., which is a wholly-owned subsidiary of Lighthouse Capital Insurance Company ("Lighthouse"), a Cayman Island unlimited licensed insurance company Includes 100,000 shares of Common Stock issuable under options exercisable at any time until May 6, 1999 at an exercise price of $2.00 per share. I-Storm Acquisition Corp. purchased these options from existing shareholders of the Company as follows: options to purchase 40,000 shares from David Merrill/dba Chiracahua Company; options to purchase 40,000 shares from Melinda Johnson; and options to purchase 20,000 shares from Leonard Burningham. Frank M. DeLape and his children are remote contingent beneficiaries of a variable universal life insurance contract issued by Lighthouse. Mr. DeLape disclaims beneficial ownership of such shares and does not have voting or dispositive power with respect to such shares.

(7) Includes 557,800 shares of Common Stock held by Benchmark. Mr.Delape, a director of the Company is the President and controlling stockholder of Benchmark. Does not include 700,000 shares of Common
       Stock beneficially held by Lighthouse. Mr. DeLape disclaims beneficial ownership of such shares held by Lighthouse and does not have voting or dispositive power with respect to such shares.

(8) Does not include 600,000 shares of non-voting Common Stock held by Trident III, L.L.C.

(9) John Matthews, a director of the Company, is the controlling stockholder of JSM Holdings, Inc.

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

       Subject to shareholder approval, certain grants of options have been made to the Board of Directors as follows. Mr. DeLape has received options to purchase 50,000 shares of Common Stock at $3.50 per share for one year's service as the Chairman of the Board of Directors of the Company on July 23, 1998, and all other non-employee directors have received options to purchase 25,000 shares at $3.50 per share for one year's service on the Board of Directors of the Company, to be issued on July 23, 1998.

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

       Since June 30, 1998, members of the I-Storm Advisory Board have each been paid $5,000 per month for their services on the board. Members of the Advisory Board. as of June 30, 1999 were Peter Janssen, Matthew Howard, Cary Beighley and Joseph John. Mr. Richard Snyder also served on the Advisory Board in 1998, and received $35,000 for his services. The following members of the Advisory Board have received options to purchase Common Stock, exercisable at $3.50 per share, subject to shareholder approval of the 1998B-Plan: Peter Janssen, 50,000 options; Cary Beighley, 25,000 options; Matthew Howard, 25,000 options; and Joseph John, 25,000 options.

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

PROXY AGREEMENTS

       In August 1998, Benchmark Equity Group, Inc. ("Benchmark") entered into an irrevocable proxy agreement with each of Thomas A. Schultz, and/or his designees, Calbert Lai and Stephen Venuti, which irrevocably appoints Benchmark as a proxy with full substitution power to vote all of the Common Stock of the Company which Calbert Lai, Stephen Venuti and Thomas A. Schultz, and/or his designees own, for a period that commenced on August 19, 1998, and will continue until the earlier of (i) twelve months from the date of commencement, or (ii) the receipt by the Company of $3,000,000 in equity financing. MacKenzie Shea, Inc., and/or its designees, also entered into an irrevocable proxy agreement with Benchmark on substantially similar terms, which commenced March 1998 for a period of 12 months. These proxy agreements were released upon the first closing of the Series B Preferred Stock Offering in January 1999, at which time the Company had raised over $3 million in equity financing.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       The following is a list of exhibits filed as part of this filing. Where so indicated by asterisk, the exhibits were previously filed and are hereby incorporated by reference.

Exhibit No.

2.1 Plan of Merger Among LVL Advertising, Inc., LVL Interactive, Inc. and LVL Communications Corporation effective as of July 15, 1998.*
2.2 Plan of Merger Among LVL Communications Corporation and Digital Acquisition Corp. effective as of July 17, 1998.
2.3 Order and Plan of Reorganization of LVL Communications Corporation as confirmed by the United States Bankruptcy Court for the Northern District of California, dated April 16, 1998.
3.1             Certificate of Incorporation of the Company, as amended.*
3.3             By-laws, as amended.*
4.1             Certificate of Designation for Series A Preferred Stock.
4.2             Certificate of  Designation for Series B Preferred Stock.
4.3             Certificate of Designation for Series C Preferred Stock.
9.1             Form of Voting Trust Agreement, dated May 6, 1998.
10.1 Employment Agreement dated July 15, 1998 between the Company and Calbert Lai.
10.2 Employment Agreement dated July 15, 1998 between the Company and Stephen Venuti.
10.3 Employment Agreement dated July 15, 1998 between the Company and Timothy Cohrs.
10.4 Stock Purchase Agreement dated May 6, 1998 among I-Storm Acquisition Corp., Digital Power Holding Company, Chiricahua Company, Melinda Johnson and David C. Merrell.
10.5 Consulting Agreement dated March 31, 1998 between the Company and Benchmark Equity Group, Inc.
10.6 Consulting Agreement dated December 9, 1998 between the Company and Robert L. Tomz and Amendment thereto, dated March 19, 1999.
10.7 Form of Note between the Company and each of Four M International, Richard David, Frederick Meyers, PacRim Access Group, Masamitsu Ishihara, Wink Capital Management, Ltd., Security Trust IRA for the Benefit of Robert L. Wilson and Philip Cory Roberts.
10.8            Form of Lock-Up Agreement
10.9 Convertible Note issued by the Company to Trident III, L.L.C., dated February 5,1998 and Amendment thereto, dated July 28, 1998.
10.10 Office Lease Agreement dated March 10, 1999 between the Company and Sobrato Development Companies #850 for offices in Mountain View, California.
10.11           I-Storm, Inc. Stock Option Plan, dated July 23, 1998.
10.12           Letter of Intent with Oracle, dated May 5, 1998
10.13 Preliminary Letter of Intent with Philips Mobile Computing Group, dated April 28, 1998
10.14           Letter of Understanding with Sun Microsystems, Inc.
10.15           Letter of Interest with Garden Botanika, dated July 1998

16.1            July 23, 1998 Board resolution approving change in Independent
                Public Accountant*.
16.2            Letter on change in certifying accountant
21              Subsidiaries of the registrant.
27              Financial data schedule.
--------------

* The foregoing documents were filed with the Company's form 8-K dated August 21, 1998.

(b)      REPORTS ON FORM 8-K

       The Company filed no reports on Form 8-K in the last quarter of the fiscal year ended December 31, 1998. Subsequent to year end, the Company filed a report on Form 8-K on March 4, 1999. Such report covered the Company's closing of a private placement of Series B Preferred Stock. The Company also filed a Form 8-K on September 21, 1999. Such report reflected, among other items, the closing of the LVL Bankruptcy Proceeding by the United States Bankruptcy Court for the Northern District of California by reason of substantial payments made by the Company under the Plan of Reorganization. Concurrent with this filing on December16, 1999, the Company is filing a report on Form 8-K to report the change in its certifying accountant.

                                   * * * * *
              [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

       In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             I-STORM, INC.
                                             (Registrant)

Dated: December 15, 1999                      By:   /s/ Calbert Lai
                                             -----------------------------------
                                             Calbert Lai, President and Director


       In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                      Date
---------                                          -----                                      ----
/s/ Calbert Lai                               President and Director                     December 15, 1999
--------------------------                                                                        --
Calbert Lai

/s/ Calbert Lai                               Treasurer and Chief                        December 15, 1999
--------------------------                    Financial Officer                                   --
Calbert Lai

/s/ Frank DeLape                              Director                                   December 15, 1999
--------------------------                                                                        --
Frank DeLape

/s/ Thomas Schultz                            Director                                   December 15, 1999
--------------------------                                                                        --
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




San Jose, California
July 16, 1999

                                 I-STORM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

          AS OF DECEMBER 31, 1998, JULY 17,1998, AND DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                Post Emergence         Predecessor
                                                                --------------         -----------

                                                                  December 31,    July 17,     December 31,
                                                                      1998          1998           1997
                                                                ---------------------------------------------
Current assets:
   Cash and cash equivalents                                      $         5     $     295    $       --
   Accounts receivable, net of allowance for doubtful
     accounts of $51, $50 and $31                                          44            86            85
   Factored accounts receivable, net of allowance for
     doubtful  accounts of $349, $66, and $0                              105           508           571
   Prepaid expenses and other current assets                              158            92           122
                                                                ---------------------------------------------
         Total current assets                                             312           981           778

Property and equipment, net                                                81           122           974

Other assets                                                               32                          54

Reorganization asset, net of amortization of $147, $0, and $0           3,060         3,131            --
                                                                ---------------------------------------------
         Total assets                                             $     3,485     $   4,234    $    1,806
                                                                =============================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of capital lease obligations                   $        --     $      32    $       --
   Notes payable                                                        1,197           100           157
   Factoring liability                                                  1,144           700           821
   Accounts payable                                                       912           417         7,151
   Accrued liabilities                                                    504           690           605
                                                                ---------------------------------------------
         Total current liabilities                                      3,757         1,939         8,734
                                                                ---------------------------------------------

Long-term notes payable (Note 4)                                          260           528            --

Capital lease obligation, less current portion                             --            --             2
                                                                ---------------------------------------------
         Total noncurrent liabilities                                     260           528             2
                                                                ---------------------------------------------


Redeemable common stock, at $1.00 per share, 600,000 shares outstanding at
     December 31, 1998 and July 17, 1998 and
     none outstanding at December 31, 1997 (Note 6)                       600           600            --
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