Form 10KSB/A
period 1998-12-31
I STORM INC
filed 2000-01-07
CIK 754499

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

         I-Storm is the parent company of LVL Communications Corporation ("LVL"), a Silicon Valley Internet marketing, advertising and technology services company. Collectively, herein, LVL shall be referred to with I-Storm as "the Company."

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

         However, despite certain success stories, the challenges that face most branded product companies--lack of creative expertise, technical and organizational hurdles, commitment of required resources, and the perceived long-term return on investment--make it very difficult for them to effectively develop the technically superior in-house marketing and advertising resources necessary to generate revenue through the Internet.

I-STORM, INC.

         I-Storm is the parent company of LVL, a marketing communications and Internet technology company located in Silicon Valley and founded by Calbert Lai and Stephen Venuti in 1986, which has launched a strategy to finance, design, develop, and operate E-commerce storefronts in partnership with brand-name consumer technology product companies ("Product Partners").

         Over the past five years the Company's wholly owned subsidiary, LVL, developed on-line E-commerce strategies and mechanisms on behalf of major international manufacturing and technology corporations including: Netscape, E*Trade, Inc., US Robotics, Inc., Hewlett-Packard Company, Sun Microsystems, Inc., Mitsubishi, Inc. and others. In particular, the Company designed and developed the Egghead(TM) Software ("Egghead") and Cisco Systems, Inc. ("Cisco") retail transaction sites, which are two successful E-commerce sites on the Web today. Based upon Management's experience with these ventures, in May 1998, the Company formally launched its "I-Storm CyberStore" strategy.

         Under the I-Storm CyberStore approach, the Company intends to provide all necessary financial and professional resources required to build and operate an electronic commerce storefront capable of selling technology-related and other products direct to consumers and businesses (an "I-Storm CyberStore"). Each I-Storm CyberStore is expected to exclusively feature a Product Partner's brand names and would be seamlessly tied to the Product Partner's corporate, product-specific and other web-sites. From a customer's point-of-view, the I-Storm CyberStore would be a "company store" dedicated to the Product Partner's entire line of products, including parts, accessories and related products. I-Storm does not presently derive revenue from, nor does it hold an ownership interest in, a Cyberstore.

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

         Utilizing the advertising, marketing and Internet expertise of its wholly-owned subsidiary, LVL, I-Storm has been negotiating in 1998 to build and manage E-commerce web sites within one or two years from their introduction in partnership with world class branded product companies.

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

         The I-Storm CyberStore model proposes to take advantage of a Product Partner's existing infrastructure to substantially decrease operating expenses as well as to leverage its Product Partner's large advertising and marketing expenses. Because I-Storm CyberStores are expected to be designed to utilize their Product Partner's inventory, warehousing, and fulfillment systems, overall operating expenses should be significantly reduced. Unlike "Internet-only" companies and traditional retailers, model I-Storm CyberStore would not need to spend large amounts of independent advertising dollars since they will directly benefit from the millions of dollars their Product Partners have already spent to generate awareness and sales. Based on LVL's prior work with Egghead, Cisco, and other technology manufacturers, the Company projects 10-15% of total sales to come through the Internet within two years of opening and operating an I-Storm CyberStore. These projections are solely the opinion of I-Storm's Management, based upon LVL's experience in building E- commerce websites and developing E-commerce marketing and advertising strategies for a range of branded consumer and technology product companies.

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

         Further, on June 16, 1999, the Company entered into a three-year E-commerce Sales and Marketing Agreement with AIG Warranty Services and Insurance Agency ("AIG"). During the three-year term of the Sales and Marketing Agreement, I-Storm will be the exclusive on-line marketer of AIG's on-line warranties and service contract agreements. To date the Company has not earned any revenue as a result of its relationship with AIG.

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

LVL COMMUNICATIONS CORPORATION

         LVL, a marketing, advertising and internet technology Company, headquartered in Mountain View, California View, has had a twelve-year track record of creative and technical success in serving marketers of consumer-oriented technology products. Founded in 1986 by Calbert Lai and Stephen Venuti, and also known as "Lai, Venuti and Lai," LVL specialized in offering a wide range of strategic communication services that help its clients market their products, services and messages to targeted segments of the consumer population. These services included market research, corporate and product market strategy development, identity definition, product branding, consumer and technical media services, advertising and promotion and interactive advertising development. In particular, LVL has been a provider of integrated communications to consumers that take advantage of emerging technologies and new media, including electronic communications such as the Internet, the World Wide Web, on-line services, PC-related media (CD-ROMs, multi-media, etc. LVL was inducted into INC. MAGAZINE'S Hall of Fame as one of the 500 fastest-growing companies in America for six consecutive years from 1991 through 1996.

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

ADDITIONAL RISK FACTORS RELATED TO BUSINESS OPERATIONS AND CAPITAL RAISES

OPERATING LOSSES

         The Company realized significant operating losses in 1997 and 1998. There can be no assurance that the Company will generate profit or positive cash flows from operating activities in the Year 2000 or the future. The Company terminated its traditional advertising services business in March 1999 and presently receives no revenue from those former clients. If the Company is unable to achieve profitability or positive cash flows from operating activities, it will not be able to meet its working capital or future debt service requirements, which would have a material adverse effect on the Company's ability to continue to operate. See "Financial Statements."

MANAGEMENT OF GROWTH; ONGOING CAPITAL REQUIREMENTS; PRIOR SALES TO ACCREDITED INVESTORS ONLY; RISK OF LOSS OF ENTIRE INVESTMENT

         The conduct of the Company's business and the continued implementation of its business plans and operations will require the availability of additional capital funds in the Year 2000 and the future. To date, the Company has raised capital only through bridge financings and the private placement offerings of Series B and Series C Preferred Stock to accredited investors only. To be an "accredited investor," under Securities and Exchange Commission ("SEC" )rules, generally speaking, an individual must either have one million dollars in net worth, not including the value of one's residence or automobile; or one must have earned $200,000 in income in each of the previous income tax years. An accredited investor must also be capable of understanding and evaluating the risks of a particular investment. All shareholders and investors in I-Storm are advised that I-Storm is a development stage company which has realized significant operating losses in each of the past two fiscal years, and that he or she presently stands the risk of losing his entire investment in the Company.

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       I-Storm, Inc. ("I-Storm" or the "Company") was formerly named "Digital Power Holding Company." The following table sets forth certain information with respect to the beneficial ownership of the Company's outstanding Common Stock owned as of December 31, 1999 by: (i) beneficial owners of more than 5% of the Company's Common Stock; (ii) each executive officer and director of the Company; and (iii) all executive officers and directors of the Company as a group.

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

                                             I-STORM, INC.
                                             (Registrant)

Dated: January 6, 2000                    By:   /s/ Calbert Lai
                                             -----------------------------------
                                             Calbert Lai, President and Director


       In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                      Date
---------                                          -----                                      ----
/s/ Calbert Lai                               President and Director                     January 6, 2000
--------------------------                                                                        --
Calbert Lai

/s/ Calbert Lai                               Treasurer and Chief                        January 6, 2000
--------------------------                    Financial Officer                                   --
Calbert Lai

/s/ Frank DeLape                              Director                                   January 6, 2000
--------------------------                                                                        --
Frank DeLape

/s/ Thomas Schultz                            Director                                   January 6, 2000
--------------------------                                                                        --
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