Form 10KSB
period 1999-12-31
I STORM INC
filed 2000-04-14
CIK 754499

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 1999 totaled
$745,000.

The aggregate market value of registrant's Common Stock held by non-affiliates based upon the closing bid price on December 31, 1999, as reported by the OTC Bulletin Board, was approximately $5,901,675.

As of December 31, 1999, there were 5,641,890 shares of the registrant's Common Stock outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         I-Storm is a full service online e-commerce business developer and incubator specializing in the architecture, management and operation of outsourced e-commerce and e-commerce channel solutions for Fortune 500 and middle market companies. Headquartered in Silicon Valley, I-Storm launched the I-Storm e-store strategy in May 1998, a joint venture program to finance, design, develop, and operate electronic commerce storefronts in partnership with brand-name consumer, business, financial and technology product companies.

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

         I-Storm acquired LVL through a subsidiary merger in July 1998. LVL had emerged from Chapter 11 bankruptcy proceedings on April 16, 1998 with full creditor approval of a Plan of Reorganization filed on March 23, 1998. LVL had entered bankruptcy proceedings only after the collection default of a major corporate client. LVL obtained $1,083,000 in 1998 bridge financings from private investors to fund its reorganization costs, and merged with I-Storm, formerly named Digital Power Holding Company ("Digital"), an inactive public company. In March 1999, I-Storm terminated its advertising service business to focus on e-commerce and e-store development. As of December 31, 1999, the Company earned no revenue from its former advertising services business clients and limited revenue from e-commerce activities.

         The Company is headquartered in Mountain View, California in an 11,500 square foot leased office facility. As of December 31, 1999, the Company had 19 full time employees.

INDUSTRY BACKGROUND

         The Internet presents opportunities to transform businesses and entire industries as organizations exploit their potential to extend and enhance their electronic commerce ("e - commerce") business activities and gain competitive advantage. Companies are using the Internet to communicate and transact business on a one-to-one basis with existing customers and to target and acquire new customers. At the same time, companies are using the Internet to collaborate with their supply-chain partners and manage distribution and other strategic relationships. The Internet has also allowed businesses to identify new product and service offerings that extend and complement their core markets:

         o Giga Information Group projects that corporations around the world will save up to $1.25 trillion by 2002 by doing business over the Internet.(1) The savings margins will result from task processing, selection, fulfillment, pricing and procurement.

         o International Data Corp. ("IDC") projects that over the next few years, the number of users in the United States alone will nearly double, from 47 million today, to 85 million by the year 2002.(2)

         o ("IDC") also estimates that the number of Internet users was 98 million worldwide at the end of 1998 and will continue to grow to 320 million by the end of 2002. By the year 2002, it is projected 78% of all Internet commerce will occur in the business-to-business sector.(3)

         Despite these opportunities, challenges that face most branded product companies--lack of creative expertise, technical and organizational hurdles, commitment of required resources, and the perceived long-term return on investment--be they "business to business" or consumer to business companies, make it very difficult for them to effectively develop the technically superior in-house marketing and advertising resources necessary to generate revenue through the Internet.

         I-Storm's solution is to provide significant Internet knowledge, skills and execution capability coupled with high-level technology and pre-assembled platforms that provide rapid time to Internet deployment and time to market for business to business sales by traditional branded companies.

I-STORM, INC.

         I-Storm is the parent company of LVL, a marketing communications and Internet technology company located in Silicon Valley and founded by Calbert Lai and Stephen Venuti in 1986, which has launched a strategy to finance, design, develop, and operate e-commerce storefronts in partnership with brand-name consumer technology product companies ("Product Partners").

-----------------
(1) ABCNews.com, Companies Save from E-Commerce, The Associated Press, August 5, 1999
(2)      eMarketer, The 1998 eOverview Report, 3rd quarter 1998
(3)      International Data Group, Press Release, June 28, 1999

         Over the past five years the Company's wholly owned subsidiary, LVL, developed on-line e-commerce strategies and mechanisms on behalf of major international manufacturing and technology corporations including: Netscape, E*Trade, Inc., US Robotics, Inc., Hewlett-Packard Company, Sun Microsystems, Inc., Mitsubishi, Inc. and others. In particular, the Company designed and developed the Egghead(TM) Software ("Egghead") and Cisco Systems, Inc. ("Cisco") retail transaction sites, which are two successful e-commerce sites on the Web today. Based upon Management's experience with these ventures, in May 1998, the Company formally launched its "e-store" strategy.

         I-Storm intends to act as a catalyst to accelerate traditional branded business with defined "old line" distribution channels into e-commerce opportunities. Under the I-Storm e-store approach, the Company intends to provide all necessary financial and professional resources required to build and operate an electronic commerce storefront capable of selling technology-related and other products direct to consumers and businesses (an "I-Storm e-store"). Each I-Storm e-store is expected to exclusively feature an e-partner's brand names and would be seamlessly tied to the e-partner's corporate, product-specific and other web-sites. An I-Storm e-store would be a "company store" dedicated to the Product Partner's entire line of products, including parts, accessories and related products.

EFFICIENCIES AND LEVERAGE OF AN E-COMMERCE CHANNEL

         The e-commerce services market is expected to grow rapidly to $64.8 billion by 2003 with an estimated compound annual growth rate of 59% during the period(4). This growth is attributed to a growing realization that companies need to move beyond basic web storefronts to new business models that robustly employ the Internet if they are to thrive in this sales channel. Internal resources will not, per se, be sufficient to provide the level of expertise and response capability that will be required.

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

----------
(1) Forrester Research, Press Release, November 2, 1999

I-STORM E-STORE STRATEGY

         I-Storm's solution and strategy is to finance, design, develop, and operate commercial Internet web-sites in partnership with business-to-business brand-name product companies on an outsourced basis. The Company intends to leverage its reputation as a provider of online marketing and e-commerce solutions to build and co-own domestic and internationally-recognized branded selling sites. The key elements of the Company's strategy to accomplish this goal are to: (i) partner with major consumer and business-to-business brands,
(ii) provide risk capital and expertise in exchange for ownership, and (iii) build, operate and manage branded e-stores on an outsourced basis.

         I-Storm particularly offers its expertise to middle market companies ($250 million to $1 billion revenue) that desire to leverage their existing brand and distribution capabilities to a greater degree through the Internet. This may imply an expansion of existing distribution channels, adaptation of products/services to fit new channels, or creation of entirely new distribution channels utilizing the power of the Internet.

         I-Storm offers a packaged approach for the e-partner that emphasizes shared risk and reward. The components of this package are:

         o Development of an e-commerce strategy in conjunction with the e-partner through assessing existing capabilities and opportunities to leverage brand and distribution through Internet execution. I-Storm helps the e-partner find untapped niche markets or new market opportunities that can be profitably serviced utilizing the power of the Internet.

         o Execution of a mutually agreed plan for operations, infrastructure, production, sales and marketing that utilizes the best capabilities of I-Storm and the e-partner.

         o Development/modification and installation of a tailored technology platform to meet the specific needs of the e-partner.

         o Provision of on-going management of the business infrastructure, including the Internet site.

         o Arrangements to provide investment capital when appropriate to fund development and execution of this strategy.

         Ownership of the I-Storm e-store is accordingly proposed to be structured in one of several ways. The e-store may be structured as a joint venture or royalty partnership that splits returns between the Company and the e-partner in a manner permitting the Company to consolidate sales and pre-tax profits while sharing a portion of those profits with the e-partner. The e-store may also be structured so that the Company would purchase an equity position in the e-store entity and receive revenue for providing professional services to the e-store entity.

         A typical I-Storm e-partnering relationship will be structured as follows:
--------


Partner                               New Venture                              I-Storm
-------                               -----------                              -------
o Provides:                           Each party provides                   o  Provides:
     o    products,                   expertise to a new and                    o    technology,
     o    merchandising,              possibly separate                         o    Internet talent (technology and marketing),
     o    marketing support           venture                                   o    seed capital

o Investment:                         Based on mutually agreed              o  Investment:
     o    development                 upon investment levels                    o    development
     o    operating costs             and budgets                               o    operating costs

o Leverages:                          Use subject expertise and             o  Implements Internet "store"
     o    Product production          skills to produce best                    o    builds the store
     o    Product R&D                 of class operation.                       o    operates the store
     o    Other support services                                                o    maintains the store
          (example:  warehousing,
          shipping, etc.)             Alternatives:
                                      Spin off venture
                                      Recapture investment

         In summary, the development of e-stores through an I-Storm e-partnership is intended to provide manufacturers with a quick, low risk path to a profitable, customer-direct channel within the constraints of their existing corporate strategy and infrastructure. The Company intends to benefit by being able to access the massive product, manufacturing, and brand-name investment resident in e-partners' businesses through a revenue and equity sharing corporate or contractual entity.

EXTENDING I-STORM'S CORE BUSINESS INTO E-COMMERCE

         Much of the Company's capabilities have been developed over the past twelve years through LVL's history of selling and marketing technology products to commercial and consumer customers on a consultant basis on behalf of fee-based clients. LVL's interactive group has designed, developed, or consulted with respect to approximately 35 client e-commerce and/or information web-sites over the past three and one-half years. Exemplative of LVL's creation of successful retail I-Storm E-store-type sites are Egghead and Cisco Internet
Junction:

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

Competition
-----------

         I-Storm competes with the following types of entities:

VENTURE INCUBATORS: These firms represent the principal competitors in the e-Partner space. Competitors will provide consulting assistance in areas like business plan preparation, strategic guidance, physical space and financing. Through other portfolio companies, the competitor is able to provide services, platforms and hosting support, up to a fully integrated solution. CMGI, Internet Capital Group and IdeaLabs are examples of competition in this sector.

CONSULTANTS: Organizations such as Anderson Consulting provide business and systems consulting, re-seller solutions and implementation. These organizations have not historically participated in joint ventures or partnering; however, several of these organizations have established venture funds with the aim of investing in the new company development side as opposed to client situations.

APPLICATION SERVICE PROVIDERS ("ASP"): These competitors will provide a customized, packaged solution to establish an e-commerce presence but typically do not provide strategy. Examples of ASP's are Pandesic and Open Market.

PACKAGED PRODUCT HOUSES: US Web/CKS is an example of an organization that will provide a full spectrum of services, including consulting and solutions; the focus is typically on one element of the package, for example, brand image and advertising.

SYSTEM INTEGRATORS: Competition in this sector will include organizations that help define needs and then recommend solutions that will be sourced from various vendors and then integrated into a package. Companies such as IBM and SAP may provide a majority of the solution. Competitors in this space focus on the platform, integration with other systems and technology needs. Typically, advertising, branding and positioning are not provided.

DEVELOPERS: Competition is fragmented in this sector and can range from a local shop to a national organization. These companies may focus solely on the front end user interface or offer development around a system.

IN-HOUSE IT DEPARTMENTS: Each target company may have a strong IT department that believes itself capable of providing the solution in conjunction with other departments such as the target's marketing department. The internal organization may represent the most formidable sales objection that I-Storm must overcome in establishing a relationship with a company.

INTERNET SERVICE PROVIDERS ("ISP"): Generally, ISP's will focus on technical hosting of the platform and maintenance of the site. However, as these types of services become commoditized, it is envisioned that an ISP strategy might be to expand the service offering.

Technology and Operations
-------------------------

         I-Storm utilizes an approach that emphasizes technology that can be readily adapted to achieve rapid time to market. In this context, I-Storm has spent significant development dollars to create pre-assembled platforms that are applicable to Business to Consumer ("B2C") and Business to Business ("B2B") needs. These pre-assembled platforms are expected to capture at least eighty percent of the needs of a site application. Customization can then be readily effected.

         For example, in a B2C application, database storage/housing, search functions, order entry, inventory availability verification, payment processing, shipping options, email, interface to finance and other "back office" functions are pre-assembled. The front end can also be pre-designed to a certain extent. These pre-assembled components can then be "taken off the shelf" and rapidly deployed with a relationship. I-Storm then works with the relationship to define the front-end "contextual" look of the site, which can then be rapidly implemented.

         I-Storm has a developer relationship with Oracle(R) Corporation for database architecture, tools and supporting software applications. Oracle allows for major database structures and applications that form the underpinnings of the web site. I-Storm also licenses BroadVision, Inc.'s ("Broadvision") tools for web site development. BroadVision, Inc. is the leading worldwide supplier of one-to-one e-commerce applications for relationship management across the extended enterprise. BroadVision applications enable companies to personalize communications, transactions, and services to match the needs of employees, partners, and customers.

         I-Storm also makes extensive use of HTML and other Web oriented software languages to provide front-end programming.

RELATIONSHIP WITH COMPUTER ASSOCIATES INTERNATIONAL, INC.

         In November 1999 I-Storm, Inc. and Computer Associates International, Inc. (NYSE: CA) ("CA") entered into a letter of intent to develop a strategic alliance designed to leverage the strengths of I-Storm's e-commerce solution expertise and CA's Global Professional Services Group to finance, build, and operate e-commerce storefronts for major corporations and consumer brands. CA is world leader in mission-critical business computing, provides software, support and integration services in more than 100 countries around the world. CA has more than 17,500 employees and had revenue of $5.3 billion in fiscal year 1999.

         CA and I-Storm consummated this alliance on January 14, 2000. Under the terms of the alliance, CA has made an equity investment in I-Storm, and CA will also provide I-Storm with enterprise software development and systems integration services. I-Storm and CA will assemble a joint business development team focused on deploying eBusiness solutions in the business-to-consumer and business-to-business spaces. CA will also acquire one of five seats on I-Storm's Board of Directors.

RELATIONSHIP WITH ORACLE CORPORATION

         In May 1998, Oracle Corporation ("Oracle", a global supplier of software for enterprise information management, entered into a Memorandum of Understanding with I-Storm to potentially produce and manage electronic marketing sites for high profile consumer brand companies. On July 6, 1999,

Oracle and I-Storm reaffirmed their commitment to work together to provide services to Fortune 500 companies pursuing aggressive and focused channel-building programs. To date the Company and Oracle have not entered into an agreement with a product partner, nor has the Company earned revenue as a result of its relationship with Oracle.

I-STORM CORPORATE PARTNERS AND ADVISORS

         In 1998 and 1999, the Company developed relationships with certain companies and individuals which, in the opinion of Management, will help to strengthen I-Storm's ability to develop and operate I-Storm e-stores effectively. These companies and individuals included:

         COMPUTER ASSOCIATES INTERNATIONAL, INC.

         In November 1999, I-Storm, Inc. ("I-Storm" or the "Company") and Computer Associates International, Inc. ("CA") entered into a letter of intent to form a strategic alliance designed to leverage the strengths of I-Storm's e-commerce solution expertise and CA's Global Professional Services Group to finance, build, and operate eBusiness storefronts for major corporations and consumer brands. On January 14, 2000, I-Storm and CA formally entered into this strategic alliance.

         Under the terms of the transaction, CA has made an equity investment in I-Storm, and CA will also provide I-Storm with enterprise software development and systems integration services. I-Storm and CA will assemble a joint business development team focused on deploying eBusiness solutions in the business-to-consumer and business-to-business spaces. CA will also acquire one of five seats on I-Storm's Board of Directors.

         In accordance with the I-Storm Series D Stock Purchase Agreement, CA has initially purchased 40,817 newly issued shares of I-Storm Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") at a price of $12.25 per share for a cash investment of $500,000. CA, an accredited investor, made the purchase pursuant to the provisions of Regulation D of the Securities and Exchange. The Series D Preferred Stock is subject to certain demand and piggy-back registration rights as set forth in the I-Storm Series D Preferred Stock Registration Rights Agreement.

         CA also has the option under the I-Storm Series D Stock Purchase Agreement, to make up to three additional purchases of Series D Preferred Stock in $500,000 increments, upon I-Storm's and CA's mutual approval of three e-commerce partnership agreements. CA's total proposed investment in I-Storm is a maximum of 163,268 shares of Series D Preferred Stock for an aggregate purchase price of $2,000,000.

         I-Storm and CA have also entered into a Professional Services Agreement for CA to provide a minimum of $800,000 of professional services during the period commencing August 1, 1999 through December 31, 2001, and a License Agreement to provide CA software products during the same time period.

         I-STORM ADVISORY BOARD.

         In May of 1998, I-Storm established the I-Storm Advisory Board to exist for a year in duration . This organization was created to provide I-Storm the new business with experience and contacts in key areas of merchandising and marketing. Members of the Advisory Board served a one year term. Certain 1998 members of the I-Storm Advisory Board were as follows:

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

         In May 1999, Mr. Howard became a director of the Company. Mr. Janssen provided consulting services to the Company in conjunction with his advisory Board duties, until May 1999.

I-STORM E-STORE PARTNERSHIPS

         The Company has approached a targeted number of brand-name B2B and B2C product companies regarding the I-Storm e-commerce program.

         In December, 1999, I-Storm entered into negotiations with Sheridan Reserve, Incorporated d/b/a/ Nevadabob's.com. Subsequently, on March 20, 2000, I-Storm entered into a Professional Services Agreement with Sheridan Reserve Incorporated d/b/a NevadaBobs.com, Inc. ("Sheridan") to build and operate "NevadaBobs.com," the dot.com spinoff of Nevada Bob's Golf, Inc., a worldwide specialty golf retailer. Under the Professional Services Agreement, I- Storm will provide the technical architecture and platform for NevadaBob.com's e-store site and will also provide development and implementation services for the site.

         In connection with the transaction, I-Storm has also entered into a subscription agreement with Sheridan to purchase up to 1,350,000 shares, or 7.94% of Sheridan's outstanding common stock at a price of $2.25 Canadian Dollars per share. It is anticipated that the proceeds of Sheridan's payments for I-Storm's professional services will be used for the purchase of Sheridan's common stock. Sheridan's common stock currently trades on the Canadian Dealing Network (CDN:SHRI) exchange.

         On, December 7, 1998 the Company signed a letter of understanding with Sun Microsystems, Inc. ("Sun"), a leading manufacturer and global provider of network computing systems, including UNIX based workstations, microprocessors, Internet/intranet services, and Java(TM) software. Sun's products command a significant share of a rapidly growing segment of the computer industry and are used for many demanding commercial and technical applications in various industries. The Sun Letter of Intent authorizes the Company to do a feasibility study on establishing an I-Storm e-store dedicated to exclusively selling Sun and compatible products to retail customers for profit. As of December 31, 1999, the Sun and the Company were still undergoing negotiations concerning whether they would formalize an agreement for the Company to provided e-store services.

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

         In 1998, the Company signed non-binding letters of understanding and pursued feasibility studies for the construction of e-stores with Garden Botanika, The High-Tech Group, Abercrombie and Kent and Philips Electronics, Inc. As of December 31, 1999, the Company has not entered into any agreements to construct e-stores for these entities, nor has the Company received any revenue from these entities.

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

         Although LVL achieved the foregoing recognition for twelve year-operation of its advertising and marketing services business in Silicon Valley, LVL suffered substantial losses in 1997 as a result of the payment default of a major corporate client. Although in 1998 LVL was able to reorganize under Chapter Eleven bankruptcy proceedings with creditor approval, and although the Company has changed its focus from traditional advertising services to providing joint venture-based e-commerce channels and e-store development, there can be no assurance that the Company as a newly-reorganized corporation will achieve profitability or remain as a going concern. The Company presently has no revenue from any former LVL advertising services business client.

         In March 1999, the Company reorganized its internal corporate structure and terminated the advertising services business formerly handled in LVL Advertising, Inc. The Company phased out this traditional advertising business to focus its managerial, technical and capital resources on its strategy of financing, developing and operating e-commerce storefronts with Product Partners. The Company presently has no revenue from any former advertising service business client or from any e-store.

EMPLOYEES OF THE COMPANY

         As of December 31, 1999, the Company and its subsidiaries employed 19 full-time and 1 part-time employees The Company employs highly skilled computer and creative-oriented personnel from the Silicon Valley area. The number of employees decreased as a result of the Company's cessation in March 1999 of the advertising line of business, formerly managed by LVL Advertising, Inc. As of December, 1999, 6 employees had annual salaries of $100,000.

ADDITIONAL RISK FACTORS RELATED TO BUSINESS OPERATIONS AND CAPITAL RAISES

OPERATING LOSSES

         The Company realized significant operating losses in 1998 and 1999. There can be no assurance that the Company will generate profit or positive cash flows from operating activities in the year 2000 or the future. The Company terminated its traditional advertising services business in March 1999 and presently receives no revenue from those former clients. If the Company is unable to achieve profitability or positive cash flows from operating activities, it will not be able to meet its working capital or future debt service requirements, which would have a material adverse effect on the Company's ability to continue to operate. See "Financial Statements."

MANAGEMENT OF GROWTH; ONGOING CAPITAL REQUIREMENTS; PRIOR SALES TO ACCREDITED INVESTORS ONLY; RISK OF LOSS OF ENTIRE INVESTMENT

         The conduct of the Company's business and the continued implementation of its business plans and operations will require the availability of additional funds in the future. To date, the Company has raised capital only through bridge financings and the private placement offerings of Preferred Stock to accredited investors only. To be an "accredited investor," under Securities and Exchange Commission ("SEC" )rules, generally speaking, an individual must either have one million dollars in net worth, not including the value of one's residence or automobile; or one must have earned $200,000 in income in each of the previous income tax years. An accredited investor must also be capable of understanding and evaluating the risks of a particular investment. All shareholders investors in I-Storm should be advised, that I-Storm is a development stage company which has realized significant operating losses in each of the past two fiscal years, and that he or she presently stands the risk of losing his entire investment in the Company.

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

NEW E-COMMERCE BUSINESS STRATEGY

         The Company is engaging a new e-commerce business strategy with respect to the partnership of I-Storm e-stores with brand-name consumer product companies ("Product Partners") to finance, design, develop and operate Internet commercial web-sites. The Company terminated its traditional advertising services business in March 1999. Although the Company believes it has the critical blend of skills necessary to develop and successfully operate such Product Partner ventures, there can be no assurance that the Company will be able to establish or maintain strategic alliances with any Product Partner, or that any associated I-Storm e-store will generate sufficient revenue to produce a profit. In addition, I-Storm's ability to maintain its partnerships with Product Partners and develop new Product Partners depends to a significant degree on the quality of its services and its ability to generate revenue and profit from its initial I-Storm e-stores. Further, the success of I-Storm's e-store business will be driven in large part by the strength of the brand-names and product lines of its Product Partners. The Company expects to have little influence on the products and non-Internet-related advertising strategies of its Product Partners.

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

MARKET ACCEPTANCE OF THE COMPANY'S APPROACH; SERVICE DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE; DEPENDENCE UPON THE INTERNET ABSENCE OF PRESENT E-STORES

         The Company provides an integrated approach to meet the marketing communications and e-commerce needs of its clients. To compete successfully against specialized service providers, the Company believes that its products and services in each marketing communication discipline will need to be competitive with the services offered by the firms that specialize in each discipline. The Company's ability to derive revenues will depend in part upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected. There also can be no assurance that the Company will be successful in providing competitive solutions to clients through its integrated marketing communication services and products, or through the establishment of commerce web sites. Failure to do so could result in the loss of existing customers or the inability to attract and retain new clients, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results. Although the Company's strategic business plan contemplates the development of e-commerce e-stores in conjunction with brand-recognizable Product Partners, there can be no assurance that any such e-stores will be developed.

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

         The markets for the Company's services are highly competitive and are driven by client demands for better service (more effective programs, quicker response times, and implementation of new electronic tools or media) and perceived price and performance of its services. Although the Company has built a market position for itself in its traditional services area, there are few barriers to entry in the advertising business and interactive marketing business. The Company has no significant proprietary technology that would preclude or inhibit competitors from entering the marketing communications market and it expects to face additional competition from new entrants in the market in the future. In particular, the niche that the Company traditionally serves is considered to be an attractive, high-growth segment of the advertising industry. Current and prospective competitors include international, national, and regional advertising agencies, specialized communications firms currently operating in a single medium (such as the Internet), and firms such as CMGI, CKS Group, Inc. and Think New Ideas, Inc., Organic On-Line, Studio Archetype, and Agency.com which all share the Company's market focus. Although the Company is actively implementing its e-store concept, the Company also faces a highly competitive market in this segment of its services. e-commerce competitors include: Claremont, Andersen Consulting, Cambridge Technologies, IBM and EDS.

HIGH COSTS TO MAINTAIN SKILLED LABOR FORCE

         A high percentage of the Company work force is either highly-skilled computer or creative-oriented personnel, both of which are extremely expensive and contribute to a high monthly payroll compared to other companies of its size and revenues. The Company is headquartered in Mountain View, one of the most expensive areas in the already costly Silicon Valley, where demand for skilled employees and real estate has skyrocketed. Out of the Company's 19 full-time employees,11 of them were paid salaries of more than $60,000 per year, and of those, 6 have annual salaries in excess of $100,000. As in most service industry companies, the Company's fixed costs are a high percentage of its monthly overhead and cannot be easily or quickly reduced in the event of decrease in business. Such high fixed costs can rapidly cause such a company to operate at a deficit. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's operating result and financial condition.

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

VOTING CONTROL BY THE OFFICERS AND DIRECTORS OF THE COMPANY'S COMMON STOCK

         As of December 31, 1999, the Company's executive officers, directors and controlling stockholders directly or beneficially hold most of the outstanding shares of Common Stock. The Company's officers, directors and controlling stockholders currently are, and in the foreseeable future will continue to be, in a position to control the Company by being able to nominate and elect a majority of the Company's Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company's officers to carry out those policies.

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

         The Board of Directors is actively negotiating with financial consultants to raise sufficient capital to permit the Company to apply for NASDAQ or AMEX listing at the end of the first quarter of the Year 2000, or within the second quarter of Year 2000. The Company was current in all SEC reporting by December 31, 1999. Nevertheless, there can be no assurance that the Company will have sufficient capital in the first or second quarter of the Year 2000 to meet NASDAQ or AMEX listing requirements or that NASDAQ or AMEX will accept the Company for listing even if the Company should meet NASDAQ or AMEX's capital requirements at that time.

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

         Additionally, as of December 31, 1999, 1,597,800 shares of Common Stock that have not been registered pursuant to the Securities Act have been issued to officers, directors or to beneficial holders holding 10% or more of the Company's Common Stock. In the event a public market for the Company's Common Stock were to develop in the future, of which no assurances can be given, sales of this unregistered Common Stock may be made by management and others pursuant and in compliance with the provisions of Rule 144 of the Securities Act. In general, under Rule 144, a person who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume in shares during the four calendar weeks immediately prior to such sales. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Future sales of such shares made under Rule 144 may have an adverse effect on the then prevailing market price, if any, of the Common Stock and adversely affect the Company's ability to obtain future financing in the capital markets as well as create a potential market overhang.


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

         Under the Plan of Reorganization, the Company has been required to pay certain secured claims, including principal and interest, over a period of five years, in equal quarterly annual installments. Asserted secured claims were held by Dot Printers, Inc., for the amount of $210,000, and by George Rice & Sons, for the amount of $24,589.71. The Company will also retain a prior factoring relationship with Pacific Business Funding Corporation, which has provided a secured receivables line of credit to LVL, prior to the Plan. The Company has issued 600,000 shares of Series A Preferred Stock to certain unsecured creditors under the Plan. The holders of such Series A Preferred Stock shall have the right to receive cumulative dividends at a rate of $0.05 per share, per year, prior and in preference to any payment of any dividend on the Common Stock of the Company or any other equity security of the Company. The dividends, rights and preferences of the Series A Preferred Stock will also be senior to those of the Common Stock and of any other equity security of the Company. Upon the occurrence of certain Liquidation Preference Events, the holders of Series A Preferred Stock are entitled to receive a preference payment equal to $6.67 per share for each share of Series A Preferred Stock, plus an amount equal to all declared but unpaid dividends thereon, prior to any distribution of funds and assets to any other class of shareholder. Such Liquidation Preference Events are the liquidation, dissolution or winding up of the Company, or the sale, merger or combination of Company, a public offering in excess of $25 million, a merger or consolidation of the Company in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of all or substantially all of Company's assets. In the event of liquidation, should there be insufficient assets to permit payment of the foregoing in full to all holders of the Series A Preferred Stock, then the assets of the Company will be distributed ratably to the holders of Series A Preferred Stock and then to the Common Stock of the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 13, 1999, a majority of the holders of I-Storm's Common Stock executed a written consent in lieu of an annual meeting to approve the establishment of the Company's 1998 B Stock Option plan and to appoint the following directors to the Board of Directors of I-Storm: Calbert Lai, Matthew Howard, Warren Flick, Joseph Hoffman and Tommy Bennett. The company mailed a 14-C Information Statement to all common stockholders of record on or about February 2, 2000, and the 14-C Information Statement was also filed on February 2, 2000 with the SEC.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq Over The Counter ("OTC") Bulletin Board under the symbol "ISTM." The Company's shares of Preferred Stock are not listed on any exchange or quoted on the OTC Bulletin Board. Prior to the third quarter of 1998, there was no public market for the Company's Common Stock. Only a limited public market for the Company's Common Stock existed in the third and fourth quarters of 1998 and bid prices may not be indicative of fair market value or a sustained trading market. The range of high and low bid information for the Company's Common Stock for each full quarterly period during the Company's last three fiscal years, is as follows:

                      PERIOD                   HIGH BID               LOW BID
                      ------                   --------               -------
           Fiscal 1997
           -----------
                    1st quarter                   -                      -
                    2nd quarter                   -                      -
                    3rd quarter                   -                      -
                    4th quarter                   -                      -

           Fiscal 1998
           -----------
                    1st quarter                   -                      -
                    2nd quarter                   -                      -
                    3rd quarter                 $5.75                  $1.50
                    4th quarter                 $4.00                  $1.50

           Fiscal 1999
           -----------
                    1st quarter                $11.25                 $3.12
                    2nd quarter                 $6.87                 $2.00
                    3rd quarter                 $4.88                 $1.75
                    4th quarter                 $4.00                 $1.50

         These quotations were obtained from OTC Electronic Bulletin Board quarterly quote summaries, and reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. Trades were not made on a daily basis. On December 30, 1999, the closing bid price for the Company's Common Stock was $3.125. As of the same date, there were 259 holders of record of Common Stock. As of June 30, 1999, the closing bid price was $4.125 and the number of holders of Common Stock of record was 244.

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


SALES OF UNREGISTERED STOCK

PRIVATE PLACEMENT OFFERING OF SERIES D PREFERRED STOCK

         Subsequent to 1999 fiscal year end, on January 14, 2000, in accordance with the I-Storm Series D Stock Purchase Agreement with Computer Associates International, Inc. ("CA"), CA has initially purchased 40,817 newly issued shares of I-Storm Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") at a price of $12.25 per share for a cash investment of $500,000. CA, an accredited investor, made the purchase pursuant to the provisions of Regulation D of the Securities and Exchange. The Series D Preferred Stock is subject to certain demand and piggy-back registration rights as set forth in the I-Storm Series D Preferred Stock Registration Rights Agreement.

         The Series D Preferred Stock is entitled to receive a quarterly dividend of $0.28 (9% per annum) on February 15, May 15, August 15 and November 15, of each year, payable in cash, or at the option of the Company, in Series D Preferred Stock of the Company, when and as declared by the Board of Directors. The right of the Series D Preferred Stock to payment of either cash or Series D Preferred stock dividends is subordinate to the right to cash or stock dividend payments of the Series A Preferred Stock, and then to the Series B Preferred Stock; and is PARI PASSU with the right of the Series C Preferred Stock to cash or stock dividend payments. The Series D Preferred Stock is convertible into shares of the Company's Common Stock: (i) at the option of the holder, any time after the purchase closing date, (ii) and by the Company four years after the purchase closing date, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of (i) $3.50, or (ii) the closing bid price for any five consecutive trading days during the period commencing eleven months after the purchase closing and ending one month thereafter (the "Conversion Price"), however, in no event shall the Conversion Price be reduced below $2.80. The Conversion Price is also subject to further adjustment to prevent dilution.

         CA also has the option under the I-Storm Series D Stock Purchase Agreement, to make up to three additional purchases of Series D Preferred Stock in $500,000 increments, upon I-Storm's and CA's mutual approval of three e-commerce partnership agreements. CA's total proposed investment in I-Storm is a maximum of 163,268 shares of Series D Preferred Stock for an aggregate purchase price of $2,000,000.

PRIVATE PLACEMENT OFFERING OF THE SERIES C PREFERRED STOCK

         In May 1999, the Company raised a total of $4,550,000 in gross proceeds from a private placement offering of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25 to 18 accredited investors. The offering of such Series C Preferred Stock ("the Offering") commenced on February 22, 1999 and concluded on May 31, 1999. A total of 371,429 shares of Series C Preferred Stock were offered and sold by the Company with the assistance of financial consultants who received a consulting fee equal to 12% of gross proceeds or $546,000. Additionally, certain consultants received warrants to purchase 2,040 shares of Series C Preferred Stock at an exercise price of $12.25. After deducting the consulting fees, a total of $4,004,000 in proceeds was received by the Company from the Offering. The net proceeds are being used for the development of I-Storm e-commerce stores, for normal operating expenses during the Company's development stage, and for general working capital purposes.

         The Series C Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15, and November 15, of each year, payable at the option of the Company either in shares of Series C Preferred Stock or in cash. The right of the Series C Preferred Stock to payment of either cash or common stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock or Series B Preferred Stock. The shares of Series C Preferred Stock are convertible into Common Stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing eleven months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions.

         Each share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after one year from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until twelve months thereafter.

PRIVATE PLACEMENT OFFERING OF SERIES B PREFERRED STOCK

         The Company raised a total of $4,996,439 in gross proceeds from a private placement offering of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), made pursuant to Section 506 of Regulation D, at a price per share of $12.25, to 84 accredited investors. The offering of such Series B Preferred Stock ("the Offering") commenced on December 11, 1998 and concluded on February 18, 1999. A total of 407,900 Shares of Series B Preferred Stock were offered and sold through Weatherly Securities Corp. ("Weatherly"), a placement agent which received a 10% placement fee and a 3% non-accountable expenses allowance, or 13% of the gross proceeds of the sale of such Series B Preferred Stock Offering, less certain expenses, for a total of $599,512. Weatherly also received as compensation for the Offering Warrants to purchase 40,790 shares of Series B Preferred Stock. After deducting the placement agent's fees and expenses, a total of $4,396,927 in proceeds was received by the Company from the Offering. The majority of such proceeds was used to fully retire its outstanding bridge loans, which had been incurred both pre- and post-bankruptcy; to almost fully retire its loans under a factoring agreement, and to pay down many of its outstanding expenses and professional fees. The balance of the proceeds is being used for the development of I-Storm e-stores and for general working capital purposes.

         The Series B Preferred Stock has a par value of $0.01 per share. Each share is entitled to cumulative annual dividends, when and as declared by the Board of Directors, at an annual rate of nine percent (9%) each year, in quarterly installments of $0.28 on February 15, May 15, August 15 and November 15 of each year, payable at the option of the Company either in shares of Series B Preferred Stock or in cash. The right of the Series B Preferred Stock to payment of either cash or common stock dividends is subordinate to the right to cash or stock dividend payments of Series A Preferred Stock. The shares of Series B Preferred Stock are convertible into Common stock at any time following the closing of the Offering, at the option of the holder, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of $3.50 (the "Conversion Price"), or should the closing bid price for any five consecutive trading days during the period commencing eleven months after the Final Closing of the Offering and ending one month thereafter be less than $3.50, the Conversion Price shall be readjusted to that price, provided, however, that in no event shall the Conversion Price be reduced below $2.80. The number of shares of Common Stock to be issued upon conversion shall also be subject to certain antidilution provisions. Each Share may be converted into Common Stock at the Conversion Price at the option of the Company, at any time after four years from the Final Closing of the Offering, upon the payment to the holder of any unpaid accumulated dividends, in cash or Common Stock, at the option of the Company. The Common Stock exercisable upon conversion of the Shares shall have piggy-back registration rights effective from the Final Closing of this Offering and shall have demand registration rights effective from the Final Closing until twelve months thereafter.

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

         Trident had provided $258,000 in Post-Confirmation bridge financing to the Company for reorganization and working capital purposes. In partial consideration for this Post-Confirmation bridge financing, Trident has been issued an additional 91,200 shares of non-redeemable non-voting Common Stock in the Company which is unregistered Common Stock subject to Rule 144 restrictions. Trident was also entitled to receive interest, at a rate of 10% per annum, on any outstanding unpaid balance of the total of $258,000 in Post-Confirmation bridge financing which it has provided to the Company in connection with the reorganization. In January 1999, Trident was repaid all Post-Confirmation bridge financing with accrued interest from the proceeds of the Series B Preferred Stock offering.

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

ISSUANCE OF COMMON STOCK AND OPTIONS TO CONSULTANTS

         In August 1998, the Board approved the issuance of shares of Common Stock to certain consultants or their designees for strategic management and financial consultants of the Company as follows: Benchmark Equity Group, Inc. ("Benchmark"), 557,800 shares; Jeffrey W. Tomz, 42,200 shares; Fordham Financial Management, Inc., 100,000 shares; Weatherly Securities Corp. 1,000,000 shares; Pound Capital, Inc., 225,000 shares; and New Leaf, L.L.C., 75,000 shares. Benchmark received an additional 40,000 shares in January 1999 related to further bridge financing services.

         In July 1999, the Board, subject to shareholder approval of the 1998 Incentive and Non-Statutory Stock Option Plan ("1998-B Plan") approved the contingent grant of performance based options to purchase 150,000 shares of Common Stock of the Company to NSA, a provider of business consulting services, exercisable such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan. The Company's Common Stockholders approved the 1998-B Plan on December 13, 1999 and the price of the Common Stock was$2.00. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions. "Cliff-vest" means that all of the options granted shall vest in their entirety at a certain point in time in the future, rather than ratably over a period of time, except that, in this instance, the options may vest earlier if certain performance conditions are met.

         In July 1999, the Board approved the grant of performance based options to purchase 10,000 shares of Common Stock of the Company to each of Marv Su and Jerry Klemushin, a provider of business consulting services, exercisable at such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan. The Company's Common Stockholders approved the 1998-B Plan on December 13, 1999 and the price of the Common Stock was $2.00. The options will cliff-vest in five years, subject to performance conditions and are also accelerable, based upon certain performance conditions.

         In April 1999, consultant Michael Kanas became entitled, subject to Board approval, for services rendered, to 10,000 options exercisable at such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan. The Company's Common Stockholders approved the 1998-B Plan on December 13, 1999 and the price of the Common Stock was $2.00.

         In May 1999, Mackenzie Shea, Inc. or its designees became entitled to a warrant to purchase 2,040 shares of Series C Preferred Stock, exercisable for five years for a price of $12.25 per share for financial consulting services rendered.

         The Company has subsequently issued common stock options pursuant to the 1998 B-Plan, exerciseable at a price of $2.00 per share, to the following employees in the year 2000: David Beach, 250,000 options, Jeffrey Ho, 125,000 options, Santanu Ray, 78,000 options, Becky Schulz, 16,000 options, Mandy Hailey, 10,000 options and Ben Taheri, 27,750 options. Each of these awards is subject to ratable vesting over a 36-month period, and is contingent upon continued service and employment. David Beach has acceleration clauses dependent on the "go live" date of each e-commerce website.

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

         Each of the foregoing shares of Common Stock, Series A Preferred Stock, and the common stock underlying the exercise of the warrants, except for shares of Common Stock issued to Trident III, L.L.C., were issued subject to an eighteen-month lock-up agreement negotiated between the Company and its placement agent for Series B Preferred Stock, as required by the Bankruptcy Court. As of February 1, 2000, the lock-up has expired. The shares of Calbert Lai and Stephen Venuti are also subject to a further lock-up imposed by the Bankruptcy Court. Shares of Messrs. Lai and Venuti may only be released the earlier of the time of thirty-six months after July 17, 1998,a liquidation preference event, or the date the closing bid price reported on the NASDAQ market system for the common stock of I-Storm has exceeded the conversion price of the Series A Preferred Stock for ten consecutive trading days.

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

APPROVAL OF 1998 SUPPLEMENTAL INCENTIVE STOCK OPTION AND NON-STATUTORY OPTION
PLAN

         Effective as of December 13, 1999, I-Storm's 1998 Supplemental Incentive Stock Option and Non-Statutory Option Plan, which had been adopted by the Company's Board of Directors on July 27, 1999 subject to shareholder approval ("the 1998-B Plan"), was approved by written consent in lieu of meeting by a majority of the holders of the Company's Common Stock.

         The Board of Directors adopted the 1998 B-Plan on the grounds that in order for the Company and its subsidiaries to attract and retain the services of executive and other key employees, it was necessary for the Company to have the ability and flexibility to provide a compensation package which compared favorably with those offered by other Silicon Valley companies. The number of shares of Common Stock reserved and issuable pursuant to the 1998-B Plan are One Million Five Hundred Thousand (1,500,000) shares. Awards under the 1998-B Plan may be made to key employees, including officers and directors of and consultants to the Company and its subsidiaries. Members of the Compensation Committee are also eligible for options granted under the 1998-B Plan. The 1998-B Plan imposes no limit on the number of officers and other key employees to whom awards may be made. The exercise price of each Incentive Stock Option shall be not less than one hundred percent (100%) of the Fair Market Value of the stock subject to the Option on the date the Option is granted. The exercise price of each Non-statutory Stock Option shall be not less than eighty-five percent (85%) of the Fair Market Value of the stock subject to the Option on the date the Option is granted.

         Grants of options to certain officers and directors of the Company in employment or consulting agreements were also approved by majority written consent action of the holders of the Company's Common Stock. Pursuant to their employment agreements, Messrs. Irfan Salim, Gordon Leong, and Richard Lin became entitled to receive options to purchase 350,000, 150,000 and 150,000 shares of Common Stock, respectively, and pursuant to a consulting agreement, Matthew Howard is entitled to receive 100,000 options to purchase Common Stock, in each instance at the market price of the Common Stock on the date of shareholder approval. Each of these awards is subject to ratable vesting over a 36 month period, and is contingent upon continued service and employment. Each of such options are also accelerable if certain performance objectives have been met at that time. Those performance objectives relate to the establishment of each of three on-line e-commerce stores by the Company. The Company has also granted 476,000 additional options, pursuant to the 1998 B-Plan, to approximately 15 employees and 6 consultants.


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

         In accordance with SOP 90-7, the Company's Balance Sheet reflects a "Reorganization Asset" of 2,879,000. The Reorganization Asset was determined by the Company in connection with the consummation of the Plan of Reorganization. The calculation of the Reorganization Asset was reviewed by Arthur Andersen, LLP which concurred with the methodology, and assumptions used in this calculation. The purpose of developing the "Reorganization Asset" is to aid parties in interest in the bankruptcy proceeding in fairly determining their respective allocations of value under the Plan of Reorganization. Under SOP 90-7, a reorganization asset must approximate the fair value of the Company at the time of the confirmation of the Plan of Reorganization, before considering the liabilities of the Company at that time. It is intended in theory to approximate the amount a willing buyer would pay for the assets immediately following bankruptcy restructuring. The Reorganization Asset is effectively allocated amongst creditors and shareholders, as reflected in the Company's Equity section of the Balance Sheet, in accordance with their legal priorities under the Plan of Reorganization.

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

         The Reorganization Asset is not a liquid asset. The Reorganization Asset does not reflect the Company's actual current cash flow, cash equivalents or current accounts. It is only a reasonable estimate of the future performance of the Company that may or may not be achieved. It is an intangible asset that is valued only upon Management's future estimates of discounted cash flows based upon the foregoing enumerated factors. The Reorganization Asset is being currently amortized or written down over a period of ten years.The Reorganization Asset and its amortization time period will be evaluated periodically, and may be decreased dependent upon the Company's actual performance.

         All other assets of the Company, excluding the intangible Reorganization Asset, were reflected on the Company's Balance Sheet at current market value, rather than historical value, as a result of applicable SOP 90-7 bankruptcy reorganization accounting policies.

RESULTS OF OPERATION

         On April 16, 1998, the Company's Reorganization Plan was confirmed by the United States Bankruptcy Court and the Company emerged from bankruptcy reorganization. The Plan of Reorganization resulted in a net reduction of approximately $6,734,000 in principal and accrued interest on the Company's Accounts Payable. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Reporting, the Company's results of operations after July 17, 1998 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods. See Note 1 to the accompanying consolidated financial statements for information on consummation of the Plan of Reorganization and implementation of Fresh Start Reporting. To facilitate a meaningful comparison of the Company's operating performance in fiscal years 1999, 1998, and 1997, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods. Consequently, the prior years' information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

         The Company's net loss for the year ended December 31, 1999 was approximately $6,497,000 and arose primarily as a result of operating losses which included the expensing of $1.65 million of Oracle and Computer Associates consulting fees related to the research and development of an e-commerce store platform. The Company's net loss for the year ended December 31, 1998 was approximately $5,183,000, primarily as a result of operating losses and expenses associated with the Company's reorganization and subsequent merger with Digital. The Company's operating loss for the year ended December 31, 1999 was $6,436,000 as compared to an operating loss of $4,701,000 for the year ending December 31, 1998. The increase in operating loss of approximately $1,735,000 was caused primarily by an increase in research and development costs of $3,147,000 related to the e-commerce store platform. Included in the fiscal 1999 net loss is non-cash depreciation and amortization of approximately $827,000 due primarily to amortization of the Company's Reorganization asset of $2,879,000 million as of December 31, 1999.

         Revenue for the years ended December 31, 1999 and 1998 were $745,000 and $2,913,000, respectively, a decrease of approximately $2,168,000 due to the change in focus of the Company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing e-commence partnerships. Gross profit for the years ended December 31, 1999 and 1998 were $670,000 and $439,000, or 90% and 15% of sales, respectively. The increase in gross profit was primarily a result of the Company's shift away from advertising service revenue toward e-commerce development activities.

         Operating expenses for the years ended December 31, 1999 and 1998 were $7,181,000 and $7,614,000, respectively. The decrease in operating expenses of approximately $433,000 from the period a year earlier was primarily due to a reduction in staff relating to a shift away from advertising services to E-Commerce site development and a reduction in facilities expenses due to the relocation of the Company's corporate headquarters.

         Interest and Other expenses for the years ended December 31, 1999 and 1998 were $61,000 and $482,000, respectively. The reduction in interest expense is due to the retirement of $985,000 of long-term debt in January of 1999. As of December 31, 1999, the outstanding debt of the Company was approximately $264,000, of which $40,000 is classified as current.

         The Company's auditors issued a going concern report.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had current assets of $298,000 compared to $312,000 in December, 31, 1998, while cash and cash equivalents were $140,000 at year end 1999 compared to $5,000 at year end 1998. The Company's working capital (deficit) at December 31, 1999 was $(1,378,000) as compared with a working capital (deficit) of $(3,445,000) at December 31, 1998. This decrease in the working capital (deficit) of approximately $2,067,000 is the result of a reduction of Current Liabilities of $2,081,000 offset by a decrease of Current Assets of $14,000.

         As of December 31, 1999, the Company owed $264,000 under notes payable to various entities. The Company had a Factoring Agreement in place at the end of 1998 which was secured by the Company's accounts receivable and other assets. This factoring liability as of December 31, 1999 was $0, down from $1,144,000 as of December 31, 1998. The Company is in compliance with all material covenants of notes payable as of year end 1999.

         For the year ended December 31, 1999, net cash utilized by operations was $5,549,000 compared to cash utilization of $1,907,000 for the year ended December 31, 1998, primarily as a result of the Company's Reorganization and deferred revenue in 1998 and a net loss for 1999 of $6,684,000 which included research and development costs for the e-commerce store platform.

         As of December 31, 1999, Company management believes that the current cash balance, cash from operations, and anticipated borrowings will not be sufficient to meet the Company's liquidity needs for the next 12 months. The Company is pursuing additional equity investment to fund its operating expenses and working capital needs for the coming year. There can be no assurance that the Company will be able to obtain sufficient capital under acceptable terms to fund its operations and investment strategy. Without additional capital, there is substantial doubt about the ability of the Company to continue as a going concern and about the ability of the Company to realize its Reorganization Asset.

INVESTING

         Capital expenditures for the years ended December 31, 1999 and 1998 were $184,000 and $12,000, respectively.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company has established a five-member Board of Directors. On December 31, 1999, members of the Board of Directors were as follows:

                NAME                 AGE                  OFFICE
                ----                 ---                  ------
          Frank M. DeLape             45                 Director and
                                                           Chairman of the Board
          Calbert Lai                 43                 Director
          Thomas A. Schultz           49                 Director
          John Matthews               39                 Director
          Matthew Howard              59                 Director

         CALBERT LAI, Director. Co-founder and President of the Company since 1986, Mr. Lai has developed and expanded LVL's core business and product lines, and has directed the Company's strategic marketing and consulting business for highly recognizable brand names in the technology industry, such as IBM, Netscape, Hewlett-Packard, Sun Microsystems, Cisco Systems, Mitsubishi Electronics America, Acer Group, Fujitsu PC Corporation, 3COM/PalmPilot, NEC, Philips Mobile Computer Group and Egghead.Com. A recognized expert in the marketing of technology products to consumers and end users, Mr. Lai was responsible for the launch into U.S. retail channels of the Acer PC, in 1993, and the PalmPilotTM, in 1996.

         FRANK M. DELAPE, Chairman of the Board. Mr. DeLape has served as the CEO of Benchmark Equity Group, Inc. (Benchmark) since its formation in April 1994. Through Benchmark and its affiliates, Mr. DeLape has financed a number of public companies in a multiple of industries such as telecommunications, internet-services, retailing, business services and computer technology. Mr. DeLape also served as a director of THINK New Ideas, Inc. from January 1996 until February 1998. Mr. DeLape has served as President, Secretary, Treasurer and a director of Oak Tree Capital, Inc., a financial consulting firm, since its formation in January 1996. Subsequent to December 31, 1999, Matthew Howard has replaced Mr. DeLape as Chairman of the Board of Directors.

         THOMAS A. SCHULTZ, Director. Mr. Schultz is a consultant to the Company and a director. He has been the President and Chief Executive Officer of Vista Technologies, Inc., a public surgical center firm from February 1996 to March 1997. Prior to joining Vista Technologies, Inc., Mr. Schultz served as Chairman/Chief Executive Officer of Crystallume, a public corporation, from February 1986 to January 1996. Mr. Schultz also serves on the Board of Directors of Adrenalin Corporation, a public company. He is a CEO and director of Cellgate, Inc., a private corporation and a director of Security Capital Management and Electronic Design, Inc., also private corporations. Subsequent to December 31, 1999, Warren Flick has replaced Mr. Schultz as a Director of the Company.

         MATTHEW HOWARD, Director. Mr. Howard is a thirty-year veteran in executive management for major U.S. retailers. Mr. Howard has served as Senior Executive Vice President of both Marketing and Merchandising for Sears, as President of Computer City, a subsidiary of Tandy Corporation, and as an Executive Vice President of Montgomery Ward. Subsequent to December 31, 1999, Mr. Howard assumed Chairmanship of the Board of Directors.

         JOHN MATTHEWS, Director. In June 1999, the Board appointed John Matthews to fill a vacancy left by Richard Snyder in April 1999. Mr. Matthews has been the Chairman of the Board and Chief Executive Officer of Weatherly Securities Corp. since June 1996. Mr. Matthews previously served as the Chief Operating Officer of Americorp Securities, Inc., a New York based investment-banking firm, from June 1992 to May 1996. From 1990 to 1992, Mr. Matthews was a Vice President of Vantage Securities, Inc., an investment-banking firm located in Melville, New York. In 1990, prior to entering the securities industry, Mr. Matthews served as a Director of the New York Office of Senator Daniel Patrick Moynihan (D-NY). His responsibilities included managing the Senator's staff, coordinating all intergovernmental relations in New York, serving as the Senator's senior ombudsman, as well as directing legislative initiatives and constituent services for the State of New York. Subsequent to December 31, 1999, Joseph Hoffman has replaced Mr. Matthews as a member of the Board of Directors.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         AUDIT COMMITTEE. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Directors Thomas Schultz, Matthew Howard and Richard Snyder were original members of the 1999 Audit Committee, and John Matthews joined as a member upon Mr. Snyder's departure.

         COMPENSATION COMMITTEE. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. Frank DeLape, Thomas Schultz and Matthew Howard were members of the 1999 Compensation Committee.

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

         Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended March 31, 1998, and
(iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows:
Calbert Lai: one late report; Steven Venuti: one late report; Thomas Schultz, one late report; Frank DeLape, one late report; Matthew Howard, one late report and John Matthews, one late report. Such Form 5 reports shall be filed immediately following the filing of this 1999 Form 10-K.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's three most highly compensated executive officers serving at the end of the year ended December 31, 1999 whose compensation was in excess of $100,000.

                                                                   LONG-TERM COMPENSATION
                                                             -------------------------------------
                              ANNUAL COMPENSATION                 AWARDS              PAYOUTS
                 -----------------------------------------   ------------------------    ---------
                                                                         SECURITIES
    NAME AND                                    OTHER        RESTRICTED  UNDERLYING    LTIP       ALL OTHER
   PRINCIPAL      YEAR  SALARY($)   BONUS($)    ANNUAL         STOCK       OPTIONS/  PAYOUTS($) COMPENSATION
    POSITION                                  COMPENSATION($)  AWARDS($)    SARS(#)                    ($)
---------------   ----  --------   -------- --------------- ----------   ------------ ---------   ----------
Calbert Lai        1999   150,000      0          N/A             0          600,000        0            N/A
President and      1998   150,000      0          N/A             0          600,000        0            N/A
Treasurer          1997   124,719      0          N/A             0             -           0            N/A
                   1996   332,500      0          N/A             0             -           0            N/A

Stephen Venuti     1999   150,000      0          N/A             0          300,000        0            N/A
Vice President     1998   150,000      0          N/A             0          300,000        0            N/A
                   1997   124,719      0          N/A             0             -           0            N/A
                   1996   332,500      0          N/A             0             -           0            N/A

Timothy Cohrs      1999   XXX,XXX(1)   0          N/A             0           75,000        0            N/A
Vice President     1998   260,000(1)   0          N/A             0           75,000        0            N/A
                   1997   180,520      0          N/A             0             -           0            N/A
                   1996    87,670(1)   0          N/A             0             -           0            N/A

Stuart Mangrum     1999   104,428      0          N/A             0          127,500        0            N/A
Vice President     1998   104,428      0          N/A             0          127,500        0            N/A
                   1997    59,492(2)   0          N/A             0                         0            N/A
                   1996      -         0          N/A             0                         0            N/A

David Beach        1999    97,435      0          N/A             0          100,000        0            N/A
Chief Information  1998    97,435      0          N/A             0          100,000        0            N/A
Architect          1997    74,374      0          N/A             0                         0            N/A
                   1996    63,587      0          N/A             0                         0            N/A

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

(2) Mr. Mangrum was employed by the Company from April 1997 - December 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to the options granted during the year ended, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                          NUMBER OF        PERCENT OF TOTAL
                          SECURITIES         OPTIONS/SARS
                          UNDERLYING          GRANTED TO
                         OPTIONS/SARS        EMPLOYEES IN       EXERCISE OR BASE
NAME                      GRANTED (#)        FISCAL YEAR         PRICE ($/SH)      EXPIRATION DATE
--------------------------------------------------------------------------------------------------------
Calbert Lai                600,000               61.0%               $.50               8/1/03
--------------------------------------------------------------------------------------------------------
Stephen Venuti             300,000               30.5%               $.50               8/1/03
--------------------------------------------------------------------------------------------------------
Timothy Cohrs               75,000                8.5%               $.50               8/1/03
--------------------------------------------------------------------------------------------------------

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information with respect to options exercised during 1999 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 1999.

-----------------------------------------------------------------------------------------
                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                       OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
                        SHARES                         AT FY-END (#)                  AT FY-END ($)
                      ACQUIRED ON      VALUE     --------------------------   --------------------------
   NAME               EXERCISE (#)   REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
Calbert Lai                -             0            50,000        550,000      $175,000   $1,925,000
--------------------------------------------------------------------------------------------------------
Stephen Venuti             -             0            25,000        275,000       $87,500     $962,500
--------------------------------------------------------------------------------------------------------
Timothy Cohrs              -             0             6,252         68,748       $21,882     $239,618*
--------------------------------------------------------------------------------------------------------

*Mr. Cohrs terminated his employment with the Company in March, 1999. All of his unvested options were forfeited.

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

         In August 1998, Stuart Mangrum, Vice President of Technology, was granted 125,500 employee stock options to purchase Common Stock, exercisable at $0.50 per share, pursuant to the 1998 A Stock Option Plan. In February 2000, Mr. Mangrum terminated his employment relationship with the Company.

FURTHER EXECUTIVE COMPENSATION

         The Board of Directors, as of December 31, 1999, had approved a proposal to issue options to purchase Series C Preferred Stock, exercisable at $12.25 per share, as follows: Calbert Lai, 255,000 options; Steven Venuti, 126,000 options. The issuance of these options is subject to shareholder approval.

CONSULTING AGREEMENTS

         The Company entered into a twelve-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company paid $175,000 in twelve monthly installments to Benchmark for merger and acquisitions consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. Benchmark also entered into an agreement in April 1998 to provide consulting services to LVL and its successor entity in consideration of 597,400 shares of unregistered Common Stock, and the Board of Directors approved the issuance of this Common Stock to Benchmark or its designees on August 1, 1998. In 1999, Benchmark completed its consulting services.

         In September 1997, the Company engaged Mackenzie Shea, Inc. ("MSI") as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. MSI or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and MSI was paid in 1998 and 1999 a total $170,500 cash fee in compensation for services through December 31, 1998. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code.

         Additionally, MSI or its designees received 2,040 options to purchase Series C Preferred Stock, exercisable at $12.25 per share, for consulting services rendered to the Company, as of June 30, 1999.

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

         In August 1998, the Company engaged Weatherly Securities Corp. ("Weatherly") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 1,000,000 fully vested unregistered shares of Common Stock of the Company, valued at $0.25 per share. Weatherly designated the issuance of such shares to JSM Holdings, Inc. John Matthews, a director of the Company, is a controlling shareholder of both Weatherly and JSM Holdings, Inc. Weatherly completed its consulting services in 1999.

         In August 1998, the Company engaged Pound Capital Corp. ("Pound") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 225,000 fully vested unregistered shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Pound were fully vested as of August 1, 1998. Pound completed its consulting services in 1999. In August 1998, the Company engaged New Leaf, L.L.C. ("New Leaf") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of fully vested unregistered 75,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to New Leaf were fully vested as of August 1, 1998. Pound completed its consulting services in 1999.

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

         A financial consulting agreement was entered into between the Company and Irfan Salim to provide managerial and financial consulting services to the Company commencing April 1, 1999 on a month-to-month basis at a rate of $16,666 per month. Subject to approval of the Board of Directors and to Shareholder approval of the 1998B-Plan, Mr. Salim received 15,000 warrants exercisable over a period of five years, to purchase Common Stock of the Company, subject to Shareholder approval of the 1998-B Plan. Shareholder approval of the 1998-B Plan occurred by majority written consent on December 13, 1999. The Company and Mr. Salim terminated this consulting agreement in February 2000.

         A business consulting agreement was entered into between Matthew Howard, a director, and the Company in June 1998. Under this consulting agreement, Mr. Howard was paid $20,000 in 1998. Mr. Howard's consulting agreement has been extended for the year of 1999 for a monthly fee of $5,000. As of July 1999, the Board, , granted options to purchase 100,000 shares of Common Stock of the Company to Mr. Howard, in further consideration of his performance under the consulting agreement, exercisable at such market price per share as shall be in effect at the time, if any, that shareholder approval shall be obtained for the 1998-B Plan. Shareholder approval of the 1998-B Plan occurred by majority written consent on December 13, 1999 and the price of the Common stock was $2.00. Such options will vest ratably on a monthly basis over a period of thirty six months.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         I-Storm, Inc. ("I-Storm" or the "Company") was formerly named "Digital Power Holding Company." The following table sets forth certain information with respect to the beneficial ownership of the Company's outstanding Common Stock owned as of by: (i) beneficial owners of more than 5% of the Company's Common Stock; (ii) each executive officer and director of the Company; and (iii) all executive officers and directors of the Company as a group.

                            NUMBER OF SHARES OF COMMON STOCK      PERCENTAGE OF
BENEFICIAL OWNER(1)               BENEFICIALLY OWNED           BENEFICIAL OWNERSHIP
-------------------               ------------------           --------------------
Calbert Lai                                462,081(2)                     8.2%
Stephen Venuti                             368,473(3)                     6.5%
Thomas A. Schultz                          150,000(4)                     2.7%
Benchmark Equity Group, Inc.               597,800(5)                    10.6%
I-Storm Acquisition, Inc.                  600,000(6)                    10.6%
Frank M. DeLape                            647,800(7)                    11.5%
Trident III, L.L.C.                        400,000(8)                     7.1%
JSM Holding, Inc.                        1,000,000(9)                    17.7%
Richard Snyder                                   0                        0.0%
John Matthews                            1,000,000(10)                   17.7%
Matthew Howard                             125,000(11)                    2.2%
All Officers and Directors as a Group    2,753,354

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

(2) Includes 141,661 vested options to purchase common stock exercisable at $0.50 per share.

(3) Includes 70,831 vested options to purchase common stock exercisable at $0.50 per share.

(4) Includes 25,000 vested options to purchase Common Stock exercisable at $3.50 per share. Does not include 200,000 shares of Common Stock held by Kayne International Corporation, a Cayman Islands corporation, and 175,000 shares of Common Stock held by LaPlaza Capital, Inc. ("La Plaza"), a Cayman Islands corporation that were designated by Mr. Schultz in August 1998 to each of Kayne and La Plaza, respectively.

(5) Mr. DeLape, a director of the Company, is the President and controlling shareholder of Benchmark Equity Group, Inc ("Benchmark").

(6) Includes 600,000 shares held in a voting trust for the benefit of the shareholders of I-Storm Acquisition Corp., which is a wholly-owned subsidiary of Lighthouse Capital Insurance Company ("Lighthouse"), a Cayman Island unlimited licensed insurance company. Frank M. DeLape and his children are remote contingent beneficiaries of a variable universal life insurance contract issued by Lighthouse. Mr. DeLape disclaims beneficial ownership of such shares and does not have voting or dispositive power with respect to such shares.

(7) Includes 597,800 shares of Common Stock held by Benchmark. Mr.Delape, a director of the Company is the President and controlling stockholder of Benchmark. Includes 25,000 vested options to purchase Common Stock exercisable at $3.50 per share. Does not include 600,000 shares of Common Stock beneficially held by Lighthouse. Mr. DeLape disclaims beneficial ownership of such shares held by Lighthouse and does not have voting or dispositive power with respect to such shares.

(8) Does not include 600,000 shares of non-voting Common Stock held by Trident III, L.L.C.

(9) John Matthews, a director of the Company, is the controlling stockholder of JSM Holdings, Inc.

(10) Includes 1,000,000 shares of Common Stock held by JSM Holdings, Inc. Mr. Matthews is a director of the Company.

(11) Includes 25,000 vested options exercisable at $3.50 per share and 100,000 vested options exercisable at $2.00 per share. Does not include 50,000 non-vested options exercisable at $2.00 per share.


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

         Certain grants of options have been made to the Board of Directors as follows and approved by the shareholders as follows. Mr. DeLape has received options to purchase 50,000 shares of Common Stock at $3.50 per share for one year's service as the Chairman of the Board of Directors of the Company on July 23, 1998, and all other non-employee directors have received options to purchase 25,000 shares at $3.50 per share for one year's service on the Board of Directors of the Company, to be issued on July 23, 1998. Such options vested on August 7, 1999.

         The Board of Directors approved as of December 31, 1999, a proposal to issue options to purchase Series C Preferred Stock, exercisable at $12.25 per share, as follows: Calbert Lai, 255,000 options; Steven Venuti, 126,000 options. The proposal is subject to Shareholder approval.

         In September 1997, the Company engaged Thomas Schultz as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. Mr. Schultz was paid a fee of $166,365 in 1998 in compensation for such services until December 31, 1998. As of June 30, 1999, Mr. Schultz had received an additional $100,000 in consulting fees. Mr. Schultz, or his designees, were also issued 500,000 shares of the Company's Common Stock in August 1998, pursuant to the Plan of Reorganization. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code.

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

CONSULTING AGREEMENTS

         The Company is party to a management consulting agreement with Matthew Howard, a director, for a fee of $5,000 per month. Mr. Howard's consulting arrangement commenced August 1, 1998. Mr. Howard was also granted an additional 100,000 options for his services at a price of $2.00. Mr. Howard's options have begun to vest ratably from August 1, 1999 over a 36 month period.

         The Company was a party to a 12-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company paid $175,000 in twelve monthly installments to Benchmark for consulting services rendered to the Company, commencing as of March 1, 1998. As of March 1, 1999, the Consulting Agreement have been paid in full.

         The Company entered into a consulting agreement with Weatherly Securities, Inc. ("Weatherly") on August 1, 1999 for a one year period to provide strategic financial consulting services in consideration of the immediate issuance of 1,000,000 fully vested unregistered shares of the Company's Common Stock to Weatherly or its designees. John Matthews, a director of the Company from 1998 to 1999, is the President and controlling shareholder of Weatherly and its parent company, JSM Holdings, Inc ("JSM"). The Board of Directors approved the issuance of the shares to JSM on August 1, 1998.

         Michael Rudolph entered into a consulting agreement to provide executive financial and management services to the Company on January 7, 2000, whereby he is entitled to receive hourly compensation of $125.00 per hour for hours worked. 64% of such aggregate compensation or $80.00 per hour will be paid in cash and the remaining 36% of such aggregate compensation will be paid in the form of monthly stock option grants of I-Storm's Common Stock, valued at the average of the lowest monthly bid price for I-Storm's common stock the month prior to grant. Mr. Ruldoph's options will be immediately vested.

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

Exhibit No.

2.1           Plan of Merger Among LVL Advertising, Inc., LVL Interactive, Inc.
              and LVL Communications Corporation effective as of July 15, 1998.*
2.2 Plan of Merger Among LVL Communications Corporation and Digital Acquisition Corp. effective as of July 17, 1998.*
2.3 Order and Plan of Reorganization of LVL Communications Corporation as confirmed by the United States Bankruptcy Court for the Northern District of California, dated April 16, 1998.*
3.1           Certificate of Incorporation of the Company, as amended.*
3.3           By-laws, as amended.*
4.1           Certificate of Designation for Series A Preferred Stock.*
4.2           Certificate of  Designation for Series B Preferred Stock.*
4.3           Certificate of Designation for Series C Preferred Stock.*
4.4           Certificate of Designation for Series D Preferred Stock***
10.1 Employment Agreement dated July 15, 1998 between the Company and Calbert Lai.*

10.2          Employment Agreement dated July 15, 1998 between the Company and
              Stephen Venuti.*
10.6          Consulting Agreement dated December 9, 1998 between the Company and Robert L. Tomz and Amendment thereto, dated March 19, 1999.*
10.10         Office Lease Agreement dated March 10, 1999 between the Company*
              and Sobrato Development Companies #850 for offices in Mountain
              View, California.*
10.11         I-Storm, Inc. Bankruptcy Stock Option Plan, dated July 23, 1998.*
10.12         I-Storm, Inc. 1998 Supplemental Incentive Stock Option and
              Non-Statutory Option Plan.*
10.13         Professional Services Agreement with Computer Associates
              International, Inc., dated January 14, 2000***
10.14         Stock Purchase Agreement between Computer Associates
              International, Inc. and I-Storm, Inc., dated January 14, 2000.***
10.15         Professional Service Agreement and Subscription Agreement with
              Sheridan d/b/a NevadaBobs.com, dated March 17, 2000+
16.1          July 23, 1998 Board resolution approving change in Independent
              Public Accountant**.
16.2          Letter on change in certifying accountant*
27            Financial data schedule.

* The denoted foregoing documents were filed with the Company's 1998 Form 10-K, dated December 15, 1999.
** The denoted documents were filed with the Company's Form 8-K, dated December 16 , 1999.
*** The denoted documents were filed with the Company's Form 8-K, dated January 19, 2000.
+ The denoted documents were filed with the Company's Form 815, dated March 28, 2000.

         (b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K in the last quarter of the fiscal year ended December 31, 1999 to report the Company's change of independent accountant. This report was filed on December 16, 1999 and amended on January 7, 2000. Subsequent to year end, the Company filed a report on Form 8-K on January 19, 2000 to report a transaction with Computer Associates, International, Inc., as also detailed in this 10-K Report. The Company also filed an 8-K report on February 22, 2000 to reflect the appointment of a new board of directors and the approval of the Company's 1998 Supplemental Incentive Option and Non-Qualified Option Plan by the written consent of a majority of the Company's shareholders. The company also filed a Form 8-K on March 28, 2000 to report a transaction with Sheridan Reserve International d/b/a NevadaBobs.com, as also detailed in this 10-K Report.

              [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     I-STORM, INC.
                                     (Registrant)

Dated: April , 2000                  By:   /s/ Calbert Lai
                                     ----------------------------------------
                                     Calbert Lai, CEO, President and Director


         In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                      Date
---------                   -----                                      ----

/s/ Calbert Lai             President, CEO and Director        April 14, 2000
--------------------------
Calbert Lai


/s/ Calbert Lai             Treasurer and Chief                April 14, 2000
--------------------------  Financial Officer
Calbert Lai


/s/ Matthew Howard          Director and Chairman              April 14, 2000
--------------------------
Matthew Howard


/s/  Tommy Bennett          Director                           April 14, 2000
--------------------------
Tommy Bennett


/s/ Warren Flick                                               April 14, 2000
--------------------------
Warren Flick

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To I-Storm, Inc.:

We have audited the accompanying consolidated balance sheets of I-Storm, Inc. (a Nevada corporation in the development stage) as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders equity (deficit) and cash flows for the year ended December 31, 1999, the period from inception (July 17, 1998) to December 31, 1998, the period from January 1, 1998 to July 16, 1998, and the period from inception to December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Storm, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, the period from inception (July 17, 1998) to December 31, 1998, the period from January 1, 1998 to July 16, 1998, and the period from inception to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


San Jose, California
February 29, 2000

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY

Consolidated Balance Sheet
(In thousands, except per share amounts)


                                                          Assets
                                                          ------
                                                                                                              Post-Emergence
                                                                                                      ------------------------------
                                                                                                      December 31,     December 31,
                                                                                                          1999             1998
                                                                                                      -------------    -------------
Current Assets:
  Cash and cash equivalents                                                                           $        140     $         5
  Accounts receivable, net of allowance for doubtful accounts of $31 and $51                                    87              44
  Factored accounts receivable, net of allowance for doubtful accounts of none
    and $349                                                                                                    --             105
  Prepaid expenses and other current assets                                                                     71             158
                                                                                                      -------------    -------------
     Total current assets                                                                                      298             312

Property and Equipment, net                                                                                    174              81
Other Assets                                                                                                    35              32
Reorganization Asset, net of amortization of $478 and $147                                                   2,879           3,060
                                                                                                      -------------    -------------
     Total assets                                                                                     $      3,386     $     3,485
                                                                                                      =============    =============

                                      Liabilities and Shareholders' Equity (Deficit)
                                      ----------------------------------------------

Current Liabilities:
  Notes payable                                                                                       $         40     $     1,197
  Factoring liability                                                                                           --           1,144
  Accounts payable                                                                                             551             912
  Accrued liabilities                                                                                        1,085             504
                                                                                                      -------------    -------------
     Total current liabilities                                                                               1,676           3,757
                                                                                                      -------------    -------------
Long-term Notes Payable                                                                                        224             260
                                                                                                      -------------    -------------
Redeemable Common Stock, at $1.00 per share, -0- and 600,000 shares outstanding
  at December 31, 1999 and 1998, respectively                                                                   --             600
                                                                                                      -------------    -------------
Commitments and Contingencies (Note 5)

Shareholders' Equity (Deficit):
  Preferred stock, $0.01 par value:
    Series A cumulative convertible preferred stock; liquidation preference of
      $4,002: Authorized--600 shares; outstanding--583  and 600 shares at
      December 31, 1999 and 1998, respectively                                                                   6               6
    Series B cumulative convertible preferred stock; liquidation preference of
      $11,339: Authorized--1,700 shares; outstanding--436 shares at December 31, 1999                            4              --
    Series C cumulative convertible preferred stock; liquidation preference of $8,171
      Authorized--1,225 shares; outstanding--388 shares at December 31, 1999                                     4              --
  Common stock, $0.01 par value:
    Authorized--25,000; outstanding--6,061 and 5,208 shares at December 31, 1999
      and 1998, respectively                                                                                    61              51
Subscribed warrants to purchase common stock                                                                    56             110
Additional paid-in capital                                                                                  21,440           1,461
Accumulated deficit                                                                                        (20,085)         (2,760)
                                                                                                      -------------    -------------
     Total shareholders' equity (deficit)                                                                    1,486          (1,132)
                                                                                                      -------------    -------------
     Total liabilities and shareholders' equity (deficit)                                             $      3,386     $     3,485
                                                                                                      =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

                                                                            Post-Emergence                             Predecessor
                                                      ---------------------------------------------------------      ---------------
                                                        Period from                              Period from
                                                         Inception                                 Inception           Period from
                                                      (July 17, 1998)        Year Ended         (July 17, 1998)      January 1, 1998
                                                      to December 31,       December 31,        to December 31,        to July 16,
                                                            1999                1999                  1998                 1998
                                                      ---------------      ---------------      ---------------      ---------------
Revenues                                              $        1,582       $          745       $          837       $        2,076
                                                      ---------------      ---------------      ---------------      ---------------
Costs and expenses:
  Cost of revenues                                               986                   75                  911                1,563
  Selling, general, and administrative                         4,845                2,953                1,892                2,672
  Research and development                                     4,005                3,576                  429                   --
  Amortization of reorganization asset                           478                  331                  147                   --
  Stock compensation expense                                     246                  246                   --                  --
                                                      ---------------      ---------------      ---------------      ---------------
        Total operating expenses                              10,560                7,181                3,379                4,235
                                                      ---------------      ---------------      ---------------      ---------------
        Loss from operations                                  (8,978)              (6,436)              (2,542)              (2,159)

Other expense, net                                              (279)                 (61)                (218)                (264)
                                                      ---------------      ---------------      ---------------      ---------------
Net loss                                              $       (9,257)      $       (6,497)      $       (2,760)      $       (2,423)
                                                      ===============      ===============      ===============      ===============
Accretion/dividends related to
  convertible preferred stock                                (10,828)             (10,828)                  --                   --
                                                      ---------------      ---------------      ---------------      ---------------
Net loss attributable to common stock                 $      (20,085)      $      (17,325)      $       (2,760)      $       (2,423)
                                                      ===============      ===============      ===============      ===============
Net loss per common share:
  Basic and diluted                                   $        (3.57)      $        (2.93)
                                                      ===============      ===============
Shares used in computing net loss
  per share:
    Basic and diluted                                          5,621                5,918
                                                      ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY

Consolidated Statement of Shareholders' Equity (Deficit)
(In thousands)


                                                         Convertible                                 Warrants to
                                                       Preferred Stock           Common Stock          Purchase
                                                    -----------------------------------------------     Common          Notes
PREDECESSOR                                          Shares      Amount      Shares      Amount         Stock        Receivable
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                               --    $      --      11,590   $    2,342   $       --      $    (2,332)
   Net loss                                              --           --          --           --           --               --
   Issuance of new preferred and common stock and
     warrants in accordance with the POR                600            6       3,040           30           47               --
   Application of fresh-start accounting                 --           --     (11,590)      (2,342)          --            2,332
                                                    ------------------------------------------------------------------------------
POST-EMERGENCE
--------------
Balance at inception (July 17, 1998)                    600            6       3,040           30           47               --
   Issuance of common stock for services                 --           --       2,000           20           --               --
   Issuance of common stock related to
     debt financing                                      --           --         170            2           --               --
   Issuance of warrants related to debt
     financing                                           --           --          --           --           73               --
   Exercise of warrants                                  --           --         251            3          (64)              --
   Issuance of Series B preferred stock, net
     of issuance costs of $737                          408            4          --           --           --               --
   Issuance of Series C preferred stock, net
     of issuance costs of $554                          371            4          --           --           --               --
   Conversion of redeemable common stock into
     non-redeemable common stock                         --           --         600            6           --               --
   Repurchase of Series A preferred stock               (17)          --          --           --           --               --
   Stock dividends paid by Series B preferred
     stock                                               28           --          --           --           --               --
   Stock dividends paid by Series C preferred
     stock                                               17           --          --           --           --               --
   Accretion related to convertible preferred
     stock                                               --           --          --           --           --               --
   Stock compensation expense                            --           --          --           --           --               --
   Deficit accumulated during the development
     stage                                               --           --          --           --           --               --
                                                    ------------------------------------------------------------------------------
Balance, December 31, 1999                            1,407    $      14       6,061   $       61   $       56      $        --
                                                    ==============================================================================

continued on next page


                                                                                     Total
                                                   Additional                    Shareholders'
                                                     Paid-in       Accumulated        Equity
PREDECESSOR                                          Capital         Deficit        (Deficit)
-------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         $       --    $    (6,940)     $    (6,930)
   Net loss                                                --         (2,423)          (2,423)
   Issuance of new preferred and common stock and
     warrants in accordance with the POR                1,084             --            1,167
   Application of fresh-start accounting                   --          9,363            9,353
                                                   ----------------------------------------------

POST-EMERGENCE
--------------
Balance at inception (July 17, 1998)                    1,084             --            1,167
   Issuance of common stock for services                  336             --              356
   Issuance of common stock related to
     debt financing                                        41             --               43
   Issuance of warrants related to debt
     financing                                             --             --               73
   Exercise of warrants                                    72             --               11
   Issuance of Series B preferred stock, net
     of issuance costs of $737                          4,255             --            4,259
   Issuance of Series C preferred stock, net
     of issuance costs of $554                          3,992             --            3,996
   Conversion of redeemable common stock into
     non-redeemable common stock                          594             --              600
   Repurchase of Series A preferred stock                  (8)            --               (8)
   Stock dividends paid by Series B preferred
     stock                                                336           (336)              --
   Stock dividends paid by Series C preferred
     stock                                                205           (205)              --
   Accretion related to convertible preferred
     stock                                             10,287        (10,287)              --
   Stock compensation expense                             246             --              246
   Deficit accumulated during the development
     stage                                                 --         (9,257)          (9,257)
                                                   ----------------------------------------------
Balance, December 31, 1999                         $   21,440    $   (20,085)     $     1,486
                                                   ==============================================


I-STORM, INC.
A DEVELOPMENT STAGE COMPANY

Consolidated Statement of Cash Flows
(In thousands)

                                                                            Post-Emergence                             Predecessor
                                                      ---------------------------------------------------------      ---------------
                                                        Period from                              Period from
                                                         Inception                                 Inception           Period from
                                                      (July 17, 1998)        Year Ended         (July 17, 1998)      January 1, 1998
                                                      to December 31,       December 31,        to December 31,        to July 16,
                                                            1999                1999                  1998                 1998
                                                      ---------------      ---------------      ---------------      ---------------
Cash flows from operating activities:
  Net loss                                            $       (9,257)      $       (6,497)      $       (2,760)      $       (2,423)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss on disposal of fixed assets                            --                   --                   --                   30
      Depreciation and amortization                              614                  422                  192                   88
      Forgiveness of current obligations in
        exchangefor fixed assets                                  --                   --                   --                  738
      Valuation of common stock issued for
        services                                                 356                   --                  356                   --
      Cashless exercise of common stock                            9                    9                   --                   --
      Stock compensation expense                                 246                  246                   --                   --
      Provision for bad debts                                    284                   --                  284                   85
      Changes in assets and liabilities:
        Accounts receivable                                      104                   62                   42                  (20)
        Factored accounts receivable                             120                   --                  120                   (3)
        Prepaid expenses and other assets                         81                   84                   (3)                  84
        Reorganization asset                                    (150)                (150)                  --                   --
        Accounts payable                                        (361)                (361)                  --                   --
        Deferred revenue                                         495                   --                  495                  655
        Accrued liabilities                                      565                  581                  (16)                 149
                                                      ---------------      ---------------      ---------------      ---------------
          Net cash used in operating activities               (6,894)              (5,604)              (1,290)                (617)
                                                      ---------------      ---------------      ---------------      ---------------

Cash flows from investing activities:
  Purchases of fixed assets                                     (192)                (184)                  (8)                  (4)
                                                      ---------------      ---------------      ---------------      ---------------

Cash flows from financing activities:
  Proceeds from notes payable                                    659                  105                  554                  528
  Repayment of notes payable                                  (1,298)              (1,298)                  --                  (57)
  Factoring liability, net                                      (700)              (1,144)                 444                 (121)
  Payments on capital leases                                      --                   --                   --                  (34)
  Proceeds from issuance of redeemable
    common stock                                                  --                   --                   --                  600
  Proceeds from issuance of common stock
    and exercise of options                                       12                   12                   --                   --
  Proceeds from issuance of preferred
    stock, net                                                 8,247                8,247                   --                   --
  Proceeds from the exercise of warrants                          11                    1                   10                   --
                                                      ---------------      ---------------      ---------------      ---------------
          Net cash provided by financing
            activities                                         6,931                5,923                1,008                  916
                                                      ---------------      ---------------      ---------------      ---------------
Net increase (decrease) in cash and cash
  equivalents                                                   (155)                 135                 (290)                 295

Cash and cash equivalents at beginning of
  period                                                         295                    5                  295                   --
                                                      ---------------      ---------------      ---------------      ---------------
Cash and cash equivalents at end of period            $          140       $          140       $            5       $          295
                                                      ===============      ===============      ===============      ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Valuation of common stock related to debt
      financing                                       $           41       $           10       $           31       $           --
    Valuation of warrants issued in conjunction
      with debt financing                             $           73       $           --       $           73       $           --
    Notes payable issued to secured creditors
      for pre-petition claims and taxes               $          275       $           --       $          275       $           --
    Accretion/dividends related to convertible
      preferred stock                                 $       10,828       $       10,828       $           --       $           --

The accompanying notes are an integral part of these consolidated financial statements.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements
December 31, 1999


1.   Description Of The Company
     --------------------------

     Company Formation and Financial Reorganization
     ----------------------------------------------

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

     I-Storm is an Internet and e-commerce service provider which is developing a joint venture program to finance, design, develop, and operate electronic commerce storefronts in partnership with brand-name consumer and business to business product companies.

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

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


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

     Significant Risks and Uncertainties
     -----------------------------------

     The Chapter 11 proceedings significantly affected I-Storm's capital structure, liquidity and capital resources. During 1998 and 1999, the Company's operations generated substantial losses. I-Storm expects that in the near term, it will continue to sustain losses from operations (before giving effect to the non-cash charges that it will incur with respect to the amortization of a $3.1 million bankruptcy Reorganization Asset over the next ten years).

     The Company is in the development stage, has yet to generate any revenues and has no assurance of future revenues. The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including but not limited to: dependence on key individuals, successful development, marketing and sales of products, services and competition from larger companies with greater financial, technical, management, marketing, and sales resources.

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

     In addition to the need for additional financing, I-Storm is subject to a number of other risk factors including, but not limited to, a limited operating history as a reorganized entity; significant concentration of revenue from a few customers; highly competitive markets with limited barriers to entry; and implementation of its e-Commence store concept.

     Fresh Start Accounting
     ----------------------

     AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," prescribes the use of "fresh start accounting" when the sum of the allowed claims plus post-petition liabilities exceeds the value of pre-confirmation assets and the entity experiences a change in control as pre-reorganization equity holders effectively receive less than 50% of new common stock issued pursuant to the POR. Under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. T

     Distributions in settlement of allowed claims, other transactions pursuant to the POR and fresh start reporting adjustments have been applied to I-Storm's pre-confirmation balance sheet. Since fresh start accounting results in a new reporting entity, amounts included in the accompanying consolidated financial statements as of or subsequent to July 17, 1998 are not intended to be comparable to financial statements as of or for any previous period.

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

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements
December 31, 1999

     The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's consolidated balance sheet as of July 17, 1998 (in thousands):

                                                   Unaudited Information
                                                   ---------------------

                                                                                         Reorganization and
                                                                Predecessor           Fresh Start Adjustments           Reorganized
                                                                  Company         -------------------------------         Company
                                                               July 17, 1998          Debit             Credit         July 17, 1998
                                                               -------------      -------------     -------------      -------------
Current assets                                                 $      1,360       $         --      $        379(a)    $        981
Property and equipment, net                                             307                 --      $        185(b)             122
Reorganization asset                                                     --              3,131 (c)            --              3,131
                                                               -------------      -------------     -------------      -------------
Total assets                                                   $      1,667       $      3,131      $        564       $      4,234
                                                               =============      =============     =============      =============
Liabilities and equity:                                        $      9,574       $      7,635 (d)            --              1,939
Long-term notes payable                                                 403                 --               125 (e)   $        528
Redeemable common stock                                                  --                 --               600 (f)            600
Series A preferred stock                                                 --                 --               600 (g)            600
Common stock                                                             11                 --                19 (h)             30
Warrants                                                                 --                 --                47 (i)             47
Paid-in capital                                                         724                234 (j)            --                490
Accumulated deficit                                                  (9,045)                --             9,045 (k)             --
                                                               -------------      -------------     -------------      -------------
Total liabilities & equity                                     $      1,667       $      7,869      $     10,436       $      4,234
                                                               =============      =============     =============      =============

    Explanation of the above adjustment columns are as follows:

          (a)  To adjust current assets to fair market value.
          (b)  To adjust property and equipment to fair market value.
          (c) To establish the reorganization value in excess of identifiable assets as follows (in thousands):

                 New debt                             $     125
                 New equity                               1,266
                                                      ----------
                      Reorganization value                1,391
                 Plus:  Fair value of liabilities         2,842
                 Less:  Fair value of assets             (1,102)
                                                      ----------
                                                      $   3,131
                                                      ==========

          (d) To reflect the cancellation of old accounts payable and notes payable.
          (e) To reflect the addition of bridge debt pursuant to the Reorganization Plan.
          (f) To reflect the issuance of 600,000 shares of Redeemable Common pursuant to the Reorganization Plan.
          (g) To reflect the issuance of 600,000 shares of Convertible Preferred A pursuant to the Reorganization Plan.
          (h) To reflect the net issuance of Common shares pursuant to the Reorganization Plan.
          (i) To reflect the issuance of 350,000 shares of Common Warrants pursuant to the Reorganization Plan.
          (j) To reflect net adjustments to Capital pursuant to the Reorganization Plan.
          (k) To reflect the elimination of shareholders' deficit of the Predecessor Company.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements reflect the activities of I-Storm and its wholly-owned subsidiary after elimination of all intercompany accounts and transactions.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

     Reclassification
     ----------------

     Certain reclassifications were made to prior year amounts to conform to the current year presentation.

     Statements of Cash Flows
     ------------------------

     For purposes of the statements of cash flows, I-Storm considers all highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of amounts on deposit at a commercial bank.

     I-Storm paid cash of approximately $18,000, $80,000 and $58,000 for interest in the year ended December 31, 1999 and the periods ended December 31, 1998 and July 17, 1998, respectively. I-Storm paid cash of $0, $0 and $4,000 for taxes in the year ended December 31, 1999 and periods ended December 31, 1998 and July 17, 1998, respectively.

     Concentrations of Credit Risk
     -----------------------------

     Financial instruments that potentially subject I-Storm to concentrations of credit risk consist principally of accounts receivable. I-Storm performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives (three to seven years) of the assets.

     Property and equipment consist of the following (in thousands):

                                                   DECEMBER 31,     DECEMBER 31,
                                                       1999             1998
                                                   ------------     ------------
          Computer equipment  and software         $       248      $        61
          Furniture and fixtures                            59               61
                                                   ------------     ------------
                                                           306              122
          Less:  Accumulated depreciation                 (132)             (41)
                                                   ------------     ------------
                                                   $       174      $        81
                                                   ============     ============

     Amortization of Reorganization Asset
     ------------------------------------

     At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying consolidated balance sheets of I-Storm and will be amortized on a straight-line basis over ten years. As of December 31, 1999 and 1998, the value of the Reorganization Asset was approximately $2,879,000 and $3,060,000, respectively. Pursuant to SOP 90-7, the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved, and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     Accrued Liabilities
     -------------------

     Accrued liabilities consist of the following (in thousands):

                                                   December 31,     December 31,
                                                       1999             1998
                                                   ------------     ------------
          Professional fees                        $       191      $       175
          Payroll and payroll-related liabilities           62              139
          Other accrued liabilities                        832              190
                                                   ------------     ------------
                                                   $     1,085      $       504
                                                   ============     ============

     Stock-Based Compensation
     ------------------------

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

     Revenue Recognition
     -------------------

     I-Storm's revenues consist principally of services related to development and maintenance of web sites. I-Storm recognizes revenue as the services are provided. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is accrued for the excess.

     Comprehensive Income
     --------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which I-Storm adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income "). Comprehensive income is the total of net income and all other non-owner changes in equity. For the year ended December 31, 1999 and the periods ended December 31, 1998 and July 17, 1998, I-Storm's comprehensive loss was equal to net loss.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


     Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic and
     ---------------------------------------------------------------------------
     Diluted Net Loss Per Share
     --------------------------

     In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per common share, as presented in the statements of operations, has been computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the calculation of net loss per share as their inclusion would be antidilutive.

     Segment Reporting
     -----------------

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

     During the year ended December 31, 1999 and the periods ended December 31, 1998 and July 17, 1998, I-Storm's revenue was generated in the United States.

     Recent Accounting Pronouncements
     --------------------------------

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principle to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material impact on its consolidated results of operations and financial position.

3.   Factored Accounts Receivable
     ----------------------------

In 1998, I-Storm entered into a factoring agreement with a financial institution. Under this arrangement, I-Storm sells to the financial institution all third-party receivables that meet certain criteria outlined in the agreement. The financial institution has the right to charge back any receivables that are not paid within 90 days of the invoice date to I-Storm. As I-Storm does not surrender control over the factored receivables, the amounts received from the transfer are treated as secured borrowings until either payment is received by the financial institution or the receivable is put back to I-Storm. The factoring agreement expired on March 25, 1999. As of December 31, 1999 and 1998, I-Storm had $0 and $1,144,000, respectively, outstanding in factoring liability related to the factoring agreement.

4.   Notes Payable
     -------------

As of December 31, 1998, I-Storm had notes payable agreements with certain individuals in amounts aggregating $275,000 at 10% per annum. I-Storm issued warrants to purchase 50,000 shares of common stock, exercisable at $0.001 per share. At December 31, 1998, the balance outstanding under these agreements was $275,000 and is classified as notes payable in the accompanying balance sheet. These notes were repaid in 1999.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


As of December 31, 1998, I-Storm also had notes payable agreements with certain individuals in amounts aggregating $300,000 at 10% per annum. I-Storm issued warrants to purchase 120,000 shares of common stock, exercisable at $0.001 per share. At December 31, 1998, the balance outstanding under these agreements was $300,000 and is classified as notes payable in the accompanying balance sheet. These notes were repaid in 1999.

As of December 31, 1999 and 1998, I-Storm had federal and state payroll and sales taxes due totaling $207,000 and $202,000, respectively. As a result of the Chapter 11 filing, I-Storm has five years to pay the taxes.

Under the POR, the Company is required to pay secured claims totaling $73,000, including principal and interest (10% per annum), over a period of five years, in equal quarterly installments.

I-Storm's notes payable obligations described above are summarized as follows (in thousands):

                                                      December 31,  December 31,
                                                          1999          1998
                                                      ------------  ------------
     Note payable agreement with Trident at 10%
       per annum                                      $        --   $       321
     Notes payable agreements with certain
       individuals at 10% per annum                            --           861
     Federal and State payroll and sales taxes                207           202
     Secured creditors                                         57            73
                                                      ------------  ------------
            Total debt outstanding                            264         1,457
     Less:  Current portion                                    40         1,197
                                                      ------------  ------------
            Total long-term notes payable             $       224   $       260
                                                      ============  ============

5.   Commitments and Contingencies
     -----------------------------

In March 1999, I-Storm entered into a two year operating lease for a new facility. The future minimum required payments under this lease are as follows (in thousands):

                    2000                       $  449
                    2001                           57
                                               -------
                                               $  506
                                               =======

In conjunction with I-Storm's bankruptcy proceedings in 1998, I-Storm's creditors had filed claims of approximately $621,000 as secured creditors. In 1999, claims for approximately $548,000 were converted to unsecured claims and were allocated their pro rata portion of Series A Cumulative Convertible Preferred Stock. The remaining claims of $73,000 will be repaid in equal quarterly installments over five years at 10% per annum (see Note 4).

6.   Redeemable Common Stock
     -----------------------

In conjunction with the POR, I-Storm issued 600,000 shares of redeemable common stock to Trident in consideration for $600,000 of pre-confirmation bridge financing. These shares were initially redeemable at $1.00 per share, at Trident's option, in the event that I-Storm raises $3 million in debt or equity financing. In January 1999, Trident elected to convert the redeemable common stock into non-redeemable common stock.

7.   Convertible Preferred Stock
     ---------------------------

As of December 31, 1999, I-Storm was authorized to issue 3,525,000 shares of preferred stock of which 600,000 shares are designated Series A Cumulative Convertible Preferred Stock ("Series A"), 1,700,000 shares are designated Series B Cumulative Convertible Preferred Stock ("Series B") and 1,225,000 shares are designated Series C Cumulative Convertible Preferred Stock ("Series C").

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


Series A Preferred Stock
------------------------

Pursuant to the POR, Series A have been issued on a pro rata basis to the class of unsecured creditors. The shares of Series A have been issued pursuant to the POR and have been valued at $1.00 per share as determined in good faith by the board of directors.

The rights, restrictions, and preferences of Series A are as follows:

     o In the event of any liquidation, dissolution, or winding up of I-Storm, or the sale, merger, or combination of I-Storm, a public offering in excess of $25 million, and merger or consolidation of I-Storm in which its shareholders do not retain a majority of the voting power in the surviving corporation, or a sale of substantially all of I-Storm's assets (singularly or collectively referred to as a "Liquidation Preference Event"), the holders of the Series A will be entitled to receive an amount equal to $6.67 per share for the Series A, plus an amount equal to all declared but unpaid dividends (the "Preference Amount"). After the Preference Amount on all outstanding shares of Series A has been paid, any remaining funds and assets of I-Storm legally available for distribution shall be paid pro rata solely among other equity shareholders, in accordance with their respective preferences. If I-Storm has insufficient assets to permit payment of the Preference Amount in full to all holders of Series A, then the assets of I-Storm shall be distributed ratably to the holders of Series A in proportion to the Preference Amount each such holder would have been entitled to receive.

     o The Series A preferred stock shall be redeemable in part or in full at the option of I-Storm on thirty days advance written notice to the holders of Series A at a redemption price of $6.67 per share. Upon receipt of notice of I-Storm's intention to redeem the Series A, each holder of Series A shall have an option to convert to common stock as described below. Any partial redemption shall be made on a pro rata basis.

     o Each holder of Series A shall have the right to convert the Series A into shares of common stock in part or in full at any time, including within thirty days after notice by I-Storm of its intention to redeem the Series A or of a Liquidation Preference Event. The initial conversion rate for the Series A shall be one-to-one. All rights incident to a share of Series A (including but not limited to rights to any declared but unpaid dividends) will terminate automatically upon any conversion of such share into common stock. The number of shares of common stock issuable upon conversion of each share of Series A shall be subject to adjustment from time to time upon the occurrence of certain events.

     o The holders of Series A shall have the right to vote as a class on (i) the merger, sale, liquidation, or dissolution of I-Storm, (ii) a sale of all or substantially all of I-Storm's assets, (iii) any increase in the number of authorized shares of any class or series of equity securities of I-Storm, (iv) creation of any new class or series of equity securities in LVL, (v) any increase in the number of members of the board of directors of I-Storm and LVL, and (vi) election of one member of the board of directors of I-Storm and LVL.

Series B and Series C Preferred Stock

The Company has recorded a preferred stock dividend of $10.3 million representing the value of the beneficial conversion feature on the approval of the issuance of Series A in 1999. The beneficial conversion feature was calculated at the commitment date based on the difference between the conversion price of $3.25 per share and the estimated fair value of the common stock at that date. The rights, restrictions, and preferences of Series A is as follows:

The rights, restrictions, and preferences of Series B and Series C are as follows:

     o The holders of Series B and Series C shall, upon the vote of the majority of the board of directors, be entitled to receive, out of funds legally available therefor, cumulative annual dividends at a rate of 9% per annum per share, respectively, prior and in preference to any payment of any dividend on the common stock, payable in cash or common stock at the option of the board of directors. Such dividends shall be paid when and as declared by the board of directors, and unpaid dividends shall accumulate for the benefit of the holders. The dividend rights and preferences of Series B and Series C shall be senior to those of common stock, but not to Series A. After the dividend preferences of Series B and Series C due in a given year have been paid in full, all remaining dividends in such year, if any, shall be paid according to preference to remaining equity interests.

     o Series B and Series C shall be converted at the option of the holder at any time after the closings of the respective offerings of these Series, and after four years from the closings of these offerings, at the option of the Company. Series B and Series C shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


8.   Common Stock
     ------------

At December 31, 1999, common stock consists of 6,061,000 shares outstanding. The shares of common stock to be issued pursuant to the POR have been valued at $0.25 per share, as determined in good faith by I-Storm's board of directors. Each issued and outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Upon any liquidation, dissolution or winding up of the affairs of I-Storm, holders of common stock are entitled to receive pro rata all of the assets available for distribution to shareholders, only after payment or provision for payment of all debts and other liabilities of I-Storm, including a pro-rata distribution of assets, first, to the holders of Series A.

Shares of common stock issued pursuant to the POR and shares issued upon the exercise of warrants issued pursuant to the POR may not be transferred or sold within six months of the merger of LVL and Digital for holders of common stock that had provided financing to I-Storm. Shares may not be transferred or sold within eighteen months of the merger of LVL and Digital for holders of common stock that had not provided financing to I-Storm. The board of directors may release all or a portion of these restrictions at its discretion. As of December 31, 1999, 10% of such shares had been released from lock-up, and 40% will be released on February 1, 2000.

     1998 Bankruptcy Stock Option Plan and the 1998 Supplemental Incentive and
     -------------------------------------------------------------------------
     Non-Statutory Stock Option Plan
     -------------------------------

     As provided in the POR and subject to shareholder approval, in 1998, I-Storm established the 1998 Bankruptcy Stock Option Plan (the "1998 Option Plan") covering 1,400,000 shares of common stock. In 1998, the Company further established a Supplemental incentive and Non-Statutory Stock Option Plan which received common shareholder approval in December 1999.

     Options granted under each of the 1998 Option Plans may be either incentive stock options or nonstatutory stock options, as designated by the board of directors. Options granted under the 1998 Option Plans expire on the tenth anniversary of the date of grant. The 1998 Option Plans provides that the exercise price of each incentive stock option will be no less than 100% of the fair market value of the common stock at the date of the grant. The exercise price of each nonstatutory stock option will be no less than 85% of the fair market value of the common stock at the date of the grant. The exercise price to an optionee who possesses more than 10% of the total combined voting power of all classes of stock will be no less than 110% of the fair market value of the common stock at the date of the grant and is not exercisable after the expiration of five years from the date of grant. Vesting provisions of individual options under the 1998 Option Plans may vary as the board of directors has the authority to set exercise dates, payment terms and other provisions for each grant. As of December 31, 1999, there were no shares outstanding under any of the 1998 Option Plans. Thus, no compensation expense has been recognized related to options granted to employees.

     Subscribed warrants to purchase common stock
     --------------------------------------------

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

     Warrants to purchase common stock
     ---------------------------------

     I-Storm has issued warrants to purchase 290,000 shares of common stock at an exercise price of $0.001 per share in connection with a bridge financing of $825,000. The warrants are exercisable for a period of five years commencing from their issue date. I-Storm has valued these warrants at approximately $0.25 per share based on an option pricing model. As of December 31, 1999, warrants for 251,000 shares have been exercised.

     Common stock issued for services
     --------------------------------

     During 1998, the board of directors authorized the issuance of 2,000,000 shares of common stock valued at $0.25 per share to entities in consideration for financial services and financing provided to I-Storm.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


     Reserved for future issuance
     ----------------------------

     The following shares of common stock are reserved for future issuance:

         Series A preferred stock                        600,000
         Series B preferred stock                      1,700,000
         Series C preferred stock                      1,225,000
         1998 Stock Option Plan                        1,400,000
         Warrants                                        389,000
                                                       ----------
                                                       5,314,000
                                                       ==========

9.   Income Taxes
     ------------

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability and limitations on the utilization of net operating losses due to I-Storm's reorganization.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $5 million related to U.S. federal, foreign and state jurisdictions. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Substantially all of these carryforwards will begin to expire at various times starting in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are approximately as follows:

                                                             December 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------

     Net operating loss carryforwards                 $     3,607   $     1,055
     Other                                                     46            38
                                                      ------------  ------------
               Total deferred tax assets                    3,653         1,093
     Valuation allowance for deferred tax assets           (3,653)       (1,093)
                                                      ------------  ------------
     Net deferred tax assets                          $        --   $        --
                                                      ============  ============

10.  Related Parties
     ---------------

The Company entered into a twelve-month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay a total of $175,000 in twelve monthly instalments to Benchmark for merger and acquisitions consulting services rendered to either LVL or the Company, commencing as of March 1, 1998. Benchmark also entered into an agreement in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of unregistered Common Stock, and the board of directors approved the issuance of this Common Stock to Benchmark or its designees on August 1, 1998, subject to a six month lock-up agreement.

In September 1997, the Company engaged Mackenzie Shea, Inc. ("MSI") as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. MSI or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and MSI was paid a $20,000 cash fee in 1998 in full compensation for such services. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an eighteen month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date were released from the lock-up agreement as of December 31, 1999, and the remainder will be released on February 1, 2000.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


In September 1997, the Company engaged Thomas Schulz as a consultant to assist the Company in structuring a reorganization and post-organization operating entity. Mr. Schulz or its designees were issued 500,000 shares of the Company's Common Stock in August 1998, and Mr. Schulz also was paid a fee for such services. Mr. Schulz was a director of the Company. The shares are exempt from registration under the federal securities laws, in accordance with Section 1145 of the Bankruptcy Code. The shares are subject to an eighteen month lock-up agreement, commencing August 1, 1998. Ten percent of such shares to date have been released from the lock-up agreement as of December 31, 1999, and the remainder will be released on February 1, 2000.

In August 1998, the Company engaged Weatherly Securities Corp. ("Weatherly") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 1,000,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Weatherly were fully vested fully as of August 1, 1998, and are unregistered shares of stock subject to Rule 144 under the Securities and Exchange Act of 1934.

In August 1998, the Company engaged Pound Capital Corp. ("Pound") to provide investment banking services and strategic planning for the management, capitalization and business development of the Company for a flat fee of 225,000 shares of Common Stock of the Company, valued at $0.25 per share. The shares of Common Stock issued to Pound were fully vested as of August 1, 1998, and are unregistered shares of stock subject to Rule 144 under the Securities and Exchange Act of 1934.

Robert Tomz entered into a consulting arrangement with the Company on December 8, 1998 whereby he was entitled to receive monthly compensation of $8,000 a month and warrants to purchase 14,000 shares of Common Stock, exercisable at $2.00 per share each month for a period of twelve months commencing January 1999. Mr. Tomz also served briefly as Acting Chief Financial Officer of the Company from January 1 to March 15, 1999. Mr. Tomz and the Company terminated this consulting arrangement on June 15, 1999, and renegotiated the consulting fee so that Mr. Tomz received in total $90,000 and 84,000 warrants to purchase Common Stock of the Company exercisable at $2.00 per share.

Pursuant to the Plan of Reorganization, the Company has issued 297,642 shares of Common Stock to each of Calbert Lai and Stephen Venuti, and 500,000 shares of Common Stock to Thomas A. Schulz, or his designees, as set forth below. Further, Benchmark Equity Group, Inc., an affiliate of Frank DeLape, a director, has been issued 557,800 shares of Common Stock. Additionally, Mr. DeLape, has received options to purchase 50,000 shares of Common Stock at $3.50 per share for one year's service as the Chairman of the board of directors of the Company on July 23, 1999, and all other non-employee directors have received options to purchase 25,000 shares at $3.50 per share for one year's service on the board of directors of the Company, issued on July 23, 1999.

The Company was a party to a twelve month consulting agreement with Benchmark Equity Group, Inc. ("Benchmark"), dated August 31, 1998, pursuant to which the Company is obligated to pay $175,000 in twelve monthly instalments to Benchmark for consulting services rendered to either LVL or the company, commencing as of March 1, 1998. As of December 31, 1999, the Consulting Agreement has been paid in full. Benchmark also entered into an earlier agreement, in April 1998, to provide consulting services to LVL and its successor entity in consideration of 600,000 shares of Common Stock, and the board of directors approved the issuance of this Common Stock to Benchmark or its designees on July 23, 1998. Frank DeLape, Chairman of the Board, is the President of Benchmark Equity Group, Inc. The Company has a management consulting agreement with Matthew Howard, a director, for a fee of $5,000 per month. Mr. Howard's consulting arrangement commenced August 1, 1998.

11.  Subsequent Events
     -----------------

Subsequent to December 31, 1999, I-Storm raised net proceeds of $500,000 in connection with the issuance of 40,817 shares of Series D Cumulative Convertible Preferred Stock ("Series D") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series D shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or common stock at the option of the board of directors, and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

These shares were issued in association with the stock purchase agreement with Computer Associates International, Inc. ("CA"). Under the terms of the agreement, CA has agreed to purchase up to 163,268 shares of Series D for an aggregate purchase price of $2,000,000, contingent upon the achievement of certain e-commerce partnership milestones.

I-STORM, INC.
A DEVELOPMENT STAGE COMPANY


Notes to Consolidated Financial Statements
December 31, 1999


                                                                     Schedule II


                        Valuation and Qualifying Accounts


Allowance for    Balance at    Additions                      Balance at
   Doubtful      Beginning     Charged to                     the End of
   Accounts    of the Period    Expense       Write-Offs      the Period
-------------  -------------  -------------  -------------  --------------
    1998            $ 31          $369           $ --            $400
    1999            $400          $ 31           $400            $ 31