Form 10QSB
period 2000-03-31
I STORM INC
filed 2000-05-25
CIK 754499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (650) 962-5420
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   CLASS                           OUTSTANDING AT MARCH 31, 2000
--------------------------------------------       -----------------------------
Common Stock, par value $0.01                               6,175,912


Traditional Small Business Disclosure Format (Check One):  Yes        No   X
                                                               -----     -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                      I-STORM, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         ASSETS

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2000            1999
                                                                                  --------------  --------------

Current assets:
   Cash and cash equivalents                                                      $          95   $         140
   Accounts receivable, net of allowance for doubtful accounts of $31 and
    $31, respectively                                                                         4              87
   Prepaid expenses and other current assets                                                 51              71
                                                                                  --------------  --------------
         Total current assets                                                               150             298

Property and equipment, net                                                                 152             174

Other assets                                                                                 35              35

Reorganization asset, net of amortization of $559 and $478, respectively                  2,794           2,879
                                                                                  --------------  --------------
         Total assets                                                             $       3,131   $       3,386
                                                                                  ==============  ==============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                  $          40   $          40
   Accounts payable                                                                         417             553
   Accrued liabilities                                                                    1,192             994
                                                                                  --------------  --------------
         Total current liabilities                                                        1,649           1,587
                                                                                  --------------  --------------

Long-term notes payable                                                                     214             224
                                                                                  --------------  --------------

Shareholders' equity:
   Preferred stock
       Designated--500 shares; 82 and 0 shares outstanding, respectively                     15              14
   Common stock, $0.01 par value:
     Authorized--25,000
     Outstanding--6,170 and 6,061 shares, respectively                                       62              61
   Subscribed warrants to purchase common stock                                              49              56
   Additional paid-in capital                                                            22,978          21,440
   Deficit accumulated during the development stage                                     (21,836)        (20,246)
                                                                                  --------------  --------------
         Total shareholders' equity                                                       1,268           1,575
                                                                                  --------------  --------------
         Total liabilities and shareholders' equity                               $       3,131   $       3,386
                                                                                  ==============  ==============


                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      I-STORM, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   PERIOD FROM
                                                                   THREE MONTHS   INCEPTION (JULY  THREE MONTHS
                                                                    ENDED MARCH    17, 1998) TO       ENDED
                                                                     31, 2000     MARCH 31, 2000  MARCH 31, 1999
                                                                  --------------  --------------  --------------
Revenues                                                          $           0   $       1,582   $         328
                                                                  --------------  --------------  --------------

Costs and expenses:
   Cost of revenues                                                           0           1,458             368
   Selling, general, and administrative                                     569           6,081             995
   Research and development                                                 709           3,483               -
   Amortization of reorganization asset                                      85             564              78
   Stock compensation expense                                                 -             496               -
                                                                  --------------  --------------  --------------
         Total operating expenses                                         1,363          12,082           1,441
                                                                  --------------  --------------  --------------
         Loss from operations                                            (1,363)        (10,500)         (1,113)

Other income (expense), net                                                  (1)           (281)           (112)
                                                                  --------------  --------------  --------------

Net loss and comprehensive loss                                   $      (1,364)  $     (10,781)  $      (1,225)
                                                                  --------------  --------------  --------------
Accretion/dividends related to convertible
   preferred stock                                                         (226)        (11,055)              -
                                                                  --------------  --------------  --------------
Net loss attributable to common stock                             $      (1,364)  $     (21,836)  $      (1,225)
                                                                  --------------  --------------  --------------

Net loss per share:
   Basic and diluted                                              $        (.27)  $       (3.83)  $       (0.21)
                                                                  ==============  ==============  ==============
Shares used in computing net loss per share:
   Basic and diluted                                                      5,986           5,694           5,855
                                                                  ==============  ==============  ==============


                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      I-STORM, INC.
                                              (A DEVELOPMENT STAGE COMPANY)


                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (IN THOUSANDS)


                                                                   THREE MONTHS   PERIOD FROM INCEPTION   THREE MONTHS
                                                                  ENDED MARCH 31,   (JULY 17, 1998) TO        ENDED
                                                                       2000          MARCH 31, 2000      MARCH 31, 1999
                                                                 ------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $      (1,364)   $      (10,621)      $       (1,225)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Loss on disposal of fixed assets                                      --                --                   29
       Depreciation and amortization                                        107               721                  104
       Valuation of common stock issued for services                         --               356                   --
       Cashless exercise of common stock                                     --                 9                   --
       Stock compensation expense                                            --               246                   --
       Provision for bad debts                                               --               284                   46
       Changes in assets and liabilities:
         Accounts receivable                                                 83               187                   87
         Factored accounts receivable                                        --               120                   --
         Prepaid expenses and other assets                                   20               101                  (60)
         Reorganization asset                                                --              (150)                  --
         Accounts payable                                                  (136)             (497)                (659)
         Deferred revenue                                                    --               495                   --
         Accrued liabilities                                                198               763                   88
                                                                 ------------------------------------------------------
           Net cash used in operating activities                         (1,092)           (7,986)              (1,590)
                                                                 ------------------------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                                                  --              (192)                  (6)
                                                                 ------------------------------------------------------
           Net cash used in investing activities                             --              (192)                  (6)
                                                                 ------------------------------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                               --               659                  105
   Repayment of notes payable                                               (10)           (1,308)              (1,251)
   Factoring liability, net                                                  --              (700)                (848)
   Payments on capital leases                                                --                --                   --
   Proceeds from issuance of redeemable common stock                                                             5,671
   Proceeds from issuance of preferred stock, net                         1,002             9,249                   --
   Payment on notes receivable from shareholders                             --                --                   (8)
   Proceeds from the exercise of options                                     10                22                   --
   Proceeds from the exercise of warrants                                    45                56                   --
                                                                 ------------------------------------------------------
           Net cash provided by financing activities                      1,047             7,978                3,669
                                                                 ------------------------------------------------------

Net decrease in cash and cash equivalents                                   (45)             (200)               2,073

Cash and cash equivalents at beginning of period                            140               295                    5
                                                                 ------------------------------------------------------
Cash and cash equivalents at end of period                       $           95    $           95       $        2,078
                                                                 ======================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
     Valuation of common stock related to debt financing         $           --    $           41       $           10
                                                                 ======================================================
     Valuation of warrants issued in conjunction with debt
       financing                                                 $           --    $           73       $           --
                                                                 ======================================================
     Notes payable issued to secured creditors for pre-
       petition claims and taxes                                 $           --    $          275       $           --
                                                                 ======================================================
     Valuation of redeemable common stock                        $           --    $       10,287       $          600
                                                                 ======================================================

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  I-STORM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements included herein have been prepared by I-Storm, Inc. ("I-Storm" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-KSB as of December 31, 1999.

         In the opinion of Management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position of the Company for interim periods. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

1.       DESCRIPTION OF THE COMPANY:

COMPANY FORMATION AND FINANCIAL REORGANIZATION

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited condensed consolidated financial statements reflect the activities of I-Storm and its wholly-owned subsidiary after elimination of all intercompany accounts and transactions.

AMORTIZATION OF REORGANIZATION ASSET

         At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying consolidated balance sheet of I-Storm and will be amortized on a straight-line basis over ten years. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of December 31, 1999, the reorganization value, after accounting for amortization, was $2,879,000, and as of March 31, 2000 was $2,794,000.

                                  I-STORM, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

         In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The Company does not anticipate that the adoption of Interpretation No. 44 will have a material impact on its financial position or the results of its operations.

3.       EQUITY FUNDING

         In January and March of 2000, I-Storm raised net proceeds of $1,000,000 in connection with the issuance of 81,633 shares of Series D Cumulative Convertible Preferred Stock ("Series D") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series D shares shall pay a quarterly cumulative dividend at 9% per annum, payable in cash or shares of Series D Preferred Stock at the option of the Board of Directors and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

                                  I-STORM, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         The Chapter 11 proceedings significantly affected I-Storm's capital structure, liquidity and capital resources. During 1998 and 1999, the Company's operations generated substantial losses, and the Company has been operating at a substantial loss in the first fiscal quarter of year 2000. I-Storm expects that in the near term, it will continue to sustain losses from operations (before giving effect to the non-cash charges that it will incur with respect to the amortization of a $2.8 million bankruptcy Reorganization Asset over the next ten years).

         The Company is in the development stage, has yet to generate any significant revenues and has no assurance of future revenues. The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including: dependence on key individuals, successful development, marketing and sales of products and services, and competition from larger companies with greater financial, technical, management, marketing, and sales resources; a limited operating history as a reorganized entity; significant concentration of revenue from a few customers; highly competitive markets with limited barriers to entry; and implementation of its E-Commence partnership concept.

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

RESULTS OF OPERATIONS

         The Company's net loss for the quarter ended March 31, 2000 was approximately $1,364,000, primarily due to operating losses compared to a loss of $1,225,000 for the quarter ended March 31, 1999. The Company's operating loss for the quarter ended March 31, 2000 was $1,363,000 as compared to an operating loss of $1,113,000 for the quarter ended March 31, 1999. The increase in operating loss of approximately $142,000 was caused primarily by a decline in revenues. A decrease in operating expenses of approximately $78,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, was due to staff reductions as the Company shifted from advertising to E-commerce development. A decrease in other expenses for the first quarter of 2000 was due to a decrease in interest expenses of $108,000 from the first quarter of 1999, when the Company reduced its debt.

                                  I-STORM, INC.


         Revenues for the quarters ended March 31, 2000 and 1999 were $0 and $328,000, respectively, a decrease of approximately $328,000 due to the change in focus of the Company from generating advertising service revenue to seeking financing for the newly-merged corporation and developing E-commerce partnerships. Net loss for the quarter ended March 31, 2000 and for the quarter ended March 31, 1999 were $0 and $40,000, or 0% and 12% of sales, respectively.

         Operating expenses for the quarters ended March 31, 2000 and 1999 were $1,363,000 and $1,441,000, respectively. The decrease in operating expenses of approximately $78,000 from the period a year earlier was due to a reduction of staff resulting from a shift from advertising services business to E-commerce site development and to a reduction in leased facility costs due to the relocation of the Company's corporate headquarters.

         Interest expenses for the quarters ended March 31, 2000 and 1999 were $3,000 and $108,000, respectively. As of March 31, 2000, the outstanding debt of the Company consisted of $214,000 long term debt and current liabilities of $1,649,000, for total liabilities of $1,863,000, primarily most of which is classified as current. The decrease in interest expense resulted from the Company's retirement of debt in fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had current assets of $150,000 as compared to $2,287,000 in March 31, 1999. The decrease in current assets was due to the $4.4 million of capital raised from the Series B Cumulative Convertible Preferred Stock sold in February of 1999.

         As of March 31, 2000, the Company owed $214,000 in long term debt and current notes payable totaling $40,000. The Company has paid off a Factoring Agreement in place with a lender secured by the Company's accounts receivable and other assets, with a factoring liability as of March 31, 2000 of $0, down from $296,091 as of March 31, 1999. The Company is in compliance with all material covenants of the Factoring Agreement as of March 31, 2000.

         For the quarter ended March 31, 2000, net cash utilized by operations was $1,092,000 compared to cash utilization of $1,590,000 for the quarter ended March 31, 1999, primarily as a result of the Company's paying off $659,000 of accounts payable in the first quarter of 1999 with the proceeds from the issuance of the Series B Cumulative Convertible Preferred Stock.

FINANCING

         For the quarter ended March 31, 2000, net cash provided by financing activities was $1,002,000 compared to cash provision of $ 3,669,000 for the quarter ended March 31, 1999. This was primarily a result of the February, 1999 Series B Cumulative Convertible Preferred Stock issuance which resulted in the raise of $4,259,000 versus the $1,000,000 raised by the issuance of Series D Cumulative Convertible Preferred Stock in the first quarter of the year 2000.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2000


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The information and events reported in the Company's 1999 Form 10-KSB, filed on April 14, 2000, and on the Company's Forms 8-K, filed on January 18, 2000 and March 20, 2000 are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

SALES OF UNREGISTERED STOCK

PRIVATE PLACEMENT OFFERING OF THE SERIES D PREFERRED STOCK

           Computer Associates International, Inc. ("CA"), (NYSE: CA), and I-Storm consummated a strategic alliance on January 14, 2000, whereby I-Storm entered into a Series D Stock Purchase Agreement with CA. Under this Stock Purchase Agreement, CA initially purchased 40,817 newly issued shares of I-Storm Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") at a price of $12.25 per share, for an aggregate cash investment of $500,000. CA, an accredited investor, made the purchase pursuant to the provisions of Regulation D of the Securities Act of 1933. The Series D Preferred Stock is subject to certain demand and piggy-back registration rights as set forth in the I-Storm Series D Preferred Stock Registration Rights Agreement.

         The Series D Preferred Stock is entitled to receive a quarterly dividend of $0.28 (9% per annum) on February 15, May 15, August 15 and November 15, of each year, payable in cash or, at the option of the Company, in Series D Preferred Stock of the Company, when and as declared by the Board of Directors. The right of the Series D Preferred Stock to payment of either cash of Series D preferred stock dividends is subordinate to the right to cash or stock dividend payments of the Series A Preferred Stock, and then to the Series B Preferred Stock; and is PARI PASSU with the right of the Series C Preferred Stock to cash or stock dividend payments. The Series D Preferred Stock is convertible into shares of the Company's Common Stock: (i) at the option of the holder, any time after the purchase closing date, (ii) and by the Company four years after the purchase closing date, into such number of shares of the Company's Common Stock as shall equal $12.25 divided by the lower of (i) $3.50, or (ii) the closing bid price for any five consecutive trading days during the period commencing eleven months after the purchase closing and ending one month thereafter (the "Conversion Price"), however, in no event shall the Conversion Price be reduced below $2.80. The Conversion Price is also subject to further adjustment to prevent dilution.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2000


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

         On March 20, 2000, CA made a second purchase of an additional 40,817 shares of I-Storm's Series D Preferred Stock for an additional $500,000, in connection with a qualifying E-commerce partnership agreement proposal entered into between I-Storm and Sheridan Reserve Incorporated d/b/a Nevadabobs.com.

ISSUANCE OF OPTIONS TO CONSULTANTS

         Michael Rudolph entered into a consulting agreement to provide executive financial and management services to the Company on January 7, 2000, whereby he is entitled to receive hourly compensation of $125.00 per hour for hours worked. Sixty-four percent of such aggregate compensation or $80.00 per hour will be paid in cash and the remaining 36% of such aggregate compensation will paid in the form of quarterly stock option grants of I-Storm's Common Stock, valued at the average of the lowest monthly bid price for I-Storm's common stock the quarter prior to grant. Mr. Rudolph's options, will be immediately vested upon the approval of any such grant by the Board of Directors. No options have been granted pursuant to the consulting agreements as of March 31, 2000.

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

ITEM 5.  OTHER INFORMATION


                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2000


COMPUTER ASSOCIATES INTERNATIONAL, INC.

         On January 14, 2000 I-Storm, Inc. and CA entered a strategic alliance and stock purchase agreement designed to leverage the strengths of I-Storm's E-commerce solution expertise and CA's Global Professional Services Group to finance, build, and operate E-commerce storefronts for major corporations and consumer brands. CA is world leader in mission-critical business computing, provides software, support and integration services in more than 100 countries around the world. CA has more than 17,500 employees and had revenue of $5.3 billion in fiscal year 1999.

         Under the alliance, CA will provide I-Storm with enterprise software development and systems integration services. I-Storm and CA will assemble a joint business development team focused on deploying E-business solutions in the business-to-consumer and business-to-business spaces. CA will also acquire one of five seats on I-Storm's Board of Directors.

         Pursuant to the I-Storm Series D Stock Purchase Agreement, CA has initially purchased 40,817 newly issued shares of I-Storm Series D Cumulative Convertible preferred Stock ("Series D Preferred Stock") at a price of $12.25 per share for a cash investment of $500,000. CA, an accredited investor, made the purchase pursuant to the provisions of Regulation D of the 1933 Securities Act. The Series D Preferred Stock is subject to certain demand and piggy-back registration rights as set forth in the I-Storm Series D Preferred Stock Registration Rights Agreement.

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

         On March 20, 2000, CA made a second purchase of an additional 40, 817 shares of I-Storm's Series D Preferred Stock for and additional $500,000, in connection with a qualifying E-commerce partnership agreement proposal entered into between I-Storm and Sheridan Reserve Incorporated d/b/a Nevadabobs.com.

         I-Storm and CA have also entered into a Professional Services Agreement for CA to provide a minimum of $800,000 of professional services during the period commencing August 1, 1999 through December 31, 2001, and a License Agreement to provide CA software products during the same time period.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2000


NEVADABOBS.COM E-PARTNERSHIP

         On March 20, 2000, I-Storm entered into a Professional Services Agreement with Sheridan Reserve Incorporated d/b/a Nevadabobs.com, Inc. ("Sheridan") to build and operate "Nevadabobs.com," the dot.com spinoff of Nevada Bob's Golf, Inc., a worldwide specialty golf retailer. Under the Professional Services Agreement, I-Storm will provide the technical architecture and platform for Nevadabob.com's e-store site and will also provide development and implementation services for the site.

         In connection with this transaction, I-Storm entered into a subscription agreement with Sheridan to purchase up to 1,350,000 shares, or 7.94% of Sheridan's outstanding common stock at a price of $2.25 Canadian dollars per share. It is anticipated that the proceeds of Sheridan's payments for I-Storm's professional services will be used for this purchase of Sheridan's common stock. Sheridan's common stock currently trades on the Canadian Dealing Network (CDN:SHRI) exchange.

DECLARATION OF DIVIDENDS ON SERIES B AND C PREFERRED STOCK

         At the Board's annual meeting of March 23, 2000, the Board approved the declaration of quarterly dividends, as of February 15, 2000, on a 9% annual basis upon the Company's outstanding shares of Series B and Series C Preferred Stock, in shares of Series B and Series C Preferred Stock, respectively.

COMPENSATION ACTIONS

         At the March 23, 2000 Board meeting, the Board also approved certain compensation actions as follows:

DAVID BEACH - VICE PRESIDENT OF TECHNOLOGY

         The Board approved an increase in salary for David Beach from $125,000 to $175,000, and approved a grant to increase the number of Common Stock Options held by 250,000 options, such new options being exercisable at $2.50 per share. Mr. Beach shall now hold a total of 400,000 options. These options will vest ratably over 36 months, subject to certain acceleration provisions, for every E-commerce site that becomes operational, Mr. Beach will at such time receive a $20,000 cash bonus, and 20,000 of his options will immediately vest.

RICHARD LIN - VICE PRESIDENT OF SALES

         The Board approved a grant of an additional 50,000 Common Stock options, exercisable at $2.50 per share, to Mr. Lin, bringing the total number of Mr. Lin's options to 200,000 options.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2000


         Such options shall vest ratably over 36 months subject to acceleration provisions; upon an execution of each future definitive agreement for the Company to develop an E-commerce partnership, 15,000 of Mr. Lin's unvested purchase options shall immediately vest, and Mr. Lin shall also receive a $15,000 cash bonus. Further, the Board agreed to lift a current maximum cap on Mr. Lin's bonus structure, so his bonus shall be performance and commission-based, rather than discretionary.


JEFFREY HO - CONTROLLER

         The Board agreed to increase Mr. Ho's salary to $90,000, commencing April 1, 2000, and to increase the number of his Common Stock options to 125,000 options from 100,000 options. The additional 25,000 options will be exercisable at $2.50 per share and shall ratably vest over 36 months.

         The Board also acknowledged the departures in January and February, respectively, of Gordon Leong, former Operations Chief Financial Officer, and Irfan Salim, Acting Chief Operating Officer.

REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on January 19, 2000 to report the CA transaction, as also detailed in this 10-Q Report. The Company also filed an 8-K report on February 22, 2000 to reflect the appointment of a new board of directors and the approval of the Company's 1998 B-Plan by the written consent of a majority of the Company's shareholders. The company also filed a Form 8-K on March 28, 2000 to report a transaction with Sheridan, as also detailed in this 10-Q Report.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  May 24, 2000                        I-STORM, INC.


                                       By: /s/ Calbert Lai
                                           -------------------------------------
                                           Calbert Lai, President