Form 10QSB
period 2000-06-30
I STORM INC
filed 2000-08-15
CIK 754499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                        Commission file number 2-93477-D

                                  I-STORM, INC.
                    (FORMERLY DIGITAL POWER HOLDING COMPANY)
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                     87-0410127
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    2440 WEST EL CAMINO REAL, SUITE 520, MOUNTAIN VIEW, CALIFORNIA 94040-1400
                    (Address of principal executive offices)

                                 (650) 962-5420
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X        No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   CLASS                           OUTSTANDING AT June 30, 2000
--------------------------------------------       -----------------------------
Common Stock, par value $0.01                               5,875,980

Traditional Small Business Disclosure Format (Check One):  Yes        No   X
                                                               -----     -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  I-STORM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     ASSETS

                                                                                     June 30,     DECEMBER 31,
                                                                                       2000            1999
                                                                                   (UNAUDITED)
                                                                                  --------------  --------------

Current assets:
   Cash and cash equivalents                                                      $          --   $         140
   Accounts receivable, net of allowance for doubtful accounts of $31 and
    $31, respectively                                                                       321              87
   Receivable from sale of preferred stock                                                1,000              --
   Prepaid expenses and other current assets                                                553              71
                                                                                  --------------  --------------
         Total current assets                                                             1,874             298

Property and equipment, net                                                                 130             174

Other assets                                                                                 35              35

Reorganization asset, net of amortization of $559 and $478, respectively                  2,709           2,879
                                                                                  --------------  --------------
                                                                                  $       4,748   $       3,386
                                                                                  ==============  ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                                                 $         215   $          --
   Notes payable                                                                            221              40
   Accounts payable                                                                         400             553
   Accrued liabilities                                                                    1,316             994
                                                                                  --------------  --------------
         Total current liabilities                                                        2,206           1,587
                                                                                  --------------  --------------

Long-term notes payable                                                                     204             224
                                                                                   -------------  --------------
Shareholders' equity:
   Preferred stock, $0.01 value
     Series A cumulative convertible preferred stock; liquidation preference of
       $4,002:
         Designated--600 shares; outstanding--408 and 408 shares, respectively                6               6
     Series B cumulative convertible preferred stock:
       Designated--1,700 shares; 436 and 436 shares outstanding, respectively                 5               4
     Series C cumulative convertible preferred stock:
       Designated--1,225 shares; 388 and 388 shares outstanding, respectively                 4               4
     Series D cumulative convertible preferred stock:
       Designated--500 shares; 248 and 0 shares outstanding, respectively                     2              --
   Common stock, $0.01 par value:
     Authorized--25,000
     Outstanding--6,170 and 6,061 shares, respectively                                       62              61
   Subscribed warrants to purchase common stock                                              49              56
   Additional paid-in capital                                                            25,236          21,690

   Deficit accumulated during the development stage                                     (23,025)        (20,246)
                                                                                  --------------  --------------
         Total shareholders' equity                                                       2,338           1,575
                                                                                  --------------  --------------
                                                                                  $       4,748   $       3,386
                                                                                  ==============  ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  I-STORM, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (unaudited)

                                                                                    PERIOD FROM
                                                                   THREE MONTHS   INCEPTION (JULY  THREE MONTHS
                                                                    ENDED June    17, 1998) TO       ENDED
                                                                      30, 2000    June 30, 2000  June 30, 1999
                                                                  --------------  --------------  --------------
Revenues                                                          $         318   $       1,900   $           9
                                                                  --------------  --------------  --------------

Costs and expenses:
   Cost of revenues                                                         298           1,756             180
   Selling, general, and administrative                                     860           6,941             966
   Research and development                                                   -           3,483               -
   Amortization of reorganization asset                                      85             649              78
   Stock compensation expense                                                 -             496               -
                                                                  --------------  --------------  --------------
         Total operating expenses                                         1,243          13,325           1,224
                                                                  --------------  --------------  --------------
         Loss from operations                                              (925)        (11,425)         (1,215)

Other income (expense), net                                                  (4)           (285)             27
                                                                  --------------  --------------  --------------

Net loss and comprehensive loss                                   $        (929)  $     (11,710)  $      (1,188)
                                                                  ==============  ==============  ==============
Accretion/dividends related to convertible
   preferred stock                                                $        (260)  $     (11,315)  $        (113)
                                                                  ==============  ==============  ==============
Net loss attributable to common stock                             $      (1,189)  $     (23,025)  $      (1,301)
                                                                  ==============  ==============  ==============
Net loss per share:
   Basic and diluted                                              $        (.20)  $       (4.00)  $       (0.22)
                                                                  ==============  ==============  ==============
Shares used in computing net loss per share:
   Basic and diluted                                                      6,067           5,755           5,861
                                                                  ==============  ==============  ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UAUDITED)


                                                    SIX MONTHS      SIX MONTHS
                                                    ENDED June         ENDED
                                                      30, 2000     June 30, 1999
                                                   -------------   -------------
Revenues                                           $        318    $        337
                                                   -------------   -------------

Costs and expenses:
   Cost of revenues                                         298             548
   Selling, general, and administrative                   1,408           1,961
   Research and development                                 709              --
   Amortization of reorganization asset                     170             156
   Stock compensation expense                                --              --
                                                   -------------   -------------
         Total operating expenses                         2,585           2,665
                                                   -------------   -------------
         Loss from operations                            (2,267)         (2,328)

Other income (expense), net                                 (31)            (27)
                                                   -------------   -------------

Net loss and comprehensive loss                    $     (2,298)   $     (2,301)
                                                   =============   =============
Accretion/dividends related to convertible
   preferred stock                                 $       (486)   $       (113)
                                                   =============   =============
Net loss attributable to common stock              $     (2,784)   $     (2,526)
                                                   =============   =============
Net loss per share:
   Basic and diluted                               $      (0.46)   $      (0.41)
                                                   =============   =============
Shares used in computing net loss per share:
   Basic and diluted                                      6,026           5,858
                                                   =============   =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                    I-STORM, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                     (unaudited)

                                                                   SIX MONTHS   PERIOD FROM INCEPTION    SIX MONTHS
                                                                       ENDED      (JULY 17, 1998) TO        ENDED
                                                                   June 30, 2000     June 30, 2000      June 30, 1999
                                                                  ----------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $      (2,298)   $     (11,710)       $      (2,413)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Loss on disposal of fixed assets                                      --                                    28
       Depreciation and amortization                                        214              828                  198
       Valuation of common stock issued for services                         33              389                   --
       Valuation of common stock issued for promissory notes                 25               25                   --
       Cashless exercise of common stock                                     --                9                   --
       Stock compensation expense                                            --              400                   --
       Provision for bad debts                                               --              284                   28
       Changes in assets and liabilities:
         Accounts receivable                                             (1,148)          (1,044)                  36
         Factored accounts receivable                                       (86)              34                  105
         Prepaid expenses and other assets                                 (482)            (401)                 104
         Reorganization asset                                                               (150)                  --
         Accounts payable                                                    62             (299)                (652)
         Deferred revenue                                                    --              495                   --
         Accrued liabilities                                                322              940                 (225)
                                                                  ----------------------------------------------------
           Net cash used in operating activities                         (3,358)         (10,251)              (2,791)
                                                                  ----------------------------------------------------

Cash flows from investing activities:
   Purchase components of future E commerce stores                           --               --                 (432)
   Purchase of fixed assets                                                  --             (192)                (126)
                                                                  ----------------------------------------------------
           Net cash used in investing activities                             --             (192)                (558)
                                                                  ----------------------------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                              115              774                  105
   Repayment of notes payable                                               (20)          (1,318)              (1,250)
   Factoring liability, net                                                  66             (634)              (1,144)
   Proceeds from issuance of preferred stock, net                         3,002           11,249                8,224
   Payment on notes receivable from shareholders                             --               --                  (24)
   Proceeds from the exercise of options                                     10               22                   --
   Proceeds from the exercise of warrants                                    45               56                   --
                                                                  ----------------------------------------------------
           Net cash provided by financing activities                      3,218           10,149                5,911
                                                                  ----------------------------------------------------

Net decrease in cash and cash equivalents                                  (140)            (295)               2,562

Cash and cash equivalents at beginning of period                            140              295                    5
                                                                  ----------------------------------------------------
Cash and cash equivalents at end of period                        $          --    $          --        $       2,567
                                                                  ====================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
     Valuation of common stock related to debt financing          $          --    $          41        $          10
     Valuation of warrants issued in conjunction with debt
       financing                                                  $          --    $          73        $          --
     Notes payable issued to secured creditors for pre-
       petition claims and taxes                                  $          --    $         275        $          --
     Valuation of redeemable common stock                         $          --    $         600        $         600
     Valuation of preferred stock dividends                       $          --    $      10,287        $          --
                                                                  --------------   --------------       --------------

               The accompanying notes are an integral part of these consolidated financial statements.


                                  I-STORM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

         The condensed consolidated financial statements included herein have been prepared by I-Storm, Inc. ("I-Storm" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-KSB as of April 14, 2000.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in financial position and shareholders' equity of the Company for interim periods. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

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

                                  I-STORM, INC.

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

                                  I-STORM, INC.

SIGNIFICANT RISKS AND UNCERTAINTIES

         The Chapter 11 proceedings significantly affected I-Storm's capital structure, liquidity and capital resources. During 1998 and 1999, the Company's operations generated substantial losses, and the Company has been operating at a substantial loss in the first fiscal quarter of year 2000. I-Storm expects that in the near term, it will continue to sustain losses from operations (before giving effect to the non-cash charges that it will incur with respect to the amortization of a $2.8 million bankruptcy Reorganization Asset through the year 2008.

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

                                  I-STORM, INC.

         (INFORMATION FOR JANUARY 1, 2000 - June 30, 2000 IS UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements reflect the activities of I-Storm and its wholly-owned subsidiary after elimination of all intercompany accounts and transactions.

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

AMORTIZATION OF REORGANIZATION ASSET

         At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying condensed consolidated balance sheets of I-Storm and will be amortized on a straight-line basis over ten years. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of December 31, 1999, the reorganization value, after accounting for amortization, was $2,879,000, and as of June 30, 2000 was 2,709,000.

                                  I-STORM, INC.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB No. 101 to our financial statements no later than our fourth quarter of fiscal 2000. The Company believes that its current revenue recognition principles comply with SAB No. 101.

         In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". Interpretation No. 44 ("FIN 44") is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. We do not anticipage that the adoption of FIN 44 will have a material impact on our financial position or the results of our operations.

3.       EQUITY FUNDING

         In May and June of 2000, I-Storm raised net proceeds of $2,000,000 in connection with the issuance of 163,266 shares of Series D Cumulative Convertible Preferred Stock ("Series D") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series D shares shall receive a quarterly cumulative dividend at 9% per annum, payable in cash or Series D preferred stock at the option of the Board of Directors and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share. At June 30, 2000, the company had a receivable from PurchasePro for the purchase of 81,633 shares of Series D preferred stock for $1,000,000. On July 6, 2000, this receivable was paid by PurchasePro.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's net loss for the six months to date ended June 30, 2000 was approximately $2,297,000, compared to a loss of $2,413,000 for the six months ended June 30, 1999. The Company's net loss for the quarter ended June 30, 2000 was $929,000 as compared to an operating loss of $1,188,000 for the quarter ended June 30, 1999. The decrease in net loss of approximately $259,000 was caused primarily by increased revenues during the quarter ended June 30, 2000.

         Revenue for the year to date June 30, 2000 and 1999 were $318,000 and $337,000, respectively, a decrease of approximately $19,000 due to our concentration on development of a modular e-commerce platform during the first quarter of 2000, during which no revenues were booked. Loss for the quarter ended June 30, 2000 and for the quarter ended June 30, 1999 were $1,193,000 and $1,301,000, respectively.

         Operating expenses for the year to date June 30, 2000 and 1999 were $2,586,000 and $2,665,000, respectively. The decrease in operating expenses of approximately $58,000 from year to year was due to a reduction of staff resulting from a shift from advertising services business to E-commerce site development and to a reduction in leased facility costs due to the relocation of the Company's corporate headquarters.

         Interest expenses for the year to date June 30, 2000 and 1999 were $30,000 and $112,000, respectively. As of June 30, 2000, the outstanding debt of the Company consisted of $204,000 long term debt and notes payable of $221,000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had current assets of $1,874,000 as compared with $298,000 at December 31, 1999. The increase in current assets was due to the receivables from PurchasePro for $1,000,000 and from our e-commerce development.

         As of June 30, 2000, the Company owed $204,000 in long term debt, current notes payable totaling $221,000 and a bank overdraft of $215,000. The Company had promissory notes for $115,000 and a factoring agreement in place with a lender secured by the Company's accounts receivable and other assets, with a factoring liability of $67,000 as of June 30, 2000. The Company is in compliance with all material covenants of the factoring agreement as of June 30, 2000.

ADDITIONAL FINANCING AND COMPANY PLANS

         The Company has plans to raise additional capital through corporate partners, as well as venture capital investors. We are supplementing our business model which was an equity sharing model with a cash generating model that involves cash and revenue sharing for our services.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2000


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The information and events reported in the Company's 1999 Form 10-KSB, filed on April 14, 2000 are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

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

         CA also had the option under the I-Storm Series D Stock Purchase Agreement, to make up to three additional purchases of Series D Preferred Stock in $500,000 increments, upon I-Storm's and CA's mutual approval of three E-commerce partnership agreements. CA's total proposed investment in I-Storm is a maximum of 163,268 shares of Series D Preferred Stock for an aggregate purchase price of $2,000,000.

         On March 20, 2000, CA made a second purchase of an additional 40,817 shares of I-Storm's Series D Preferred Stock for an additional $500,000, in connection with a qualifying E-commerce partnership agreement proposal entered into between I-Storm and Sheridan Reserve Incorporated d/b/a Nevadabobs.com.

         On May 19, 2000, CA made a third purchase of an additional 40,817 shares of I-Storm's Series D Preferred Stock for an additional $500,000, in connection with a qualifying E-commerce letter of intent proposal entered into between I-Storm and a third party.

         On May 22, 2000, CA made a fourth purchase of an additional 40,817 shares of I-Storm's Series D Preferred Stock for an additional $500,000, in connection with a qualifying E-commerce partnership letter of intent proposal entered into between I-Storm and a third party.

         On June 30, 2000, Purchase Pro.com, Inc. ("Purchase Pro") made a purchase of 81,633 shares of Series D Preferred Stock of the Company at a price of $12.25 per share. Such shares will have demand and piggy back registration rights on a PARI PASSU basis with all other holders of Series D Preferred Stock.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2000


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

BRIDGE LOANS

         On May 12, 2000, the Company issued an unsecured promissory note to Daniel Boutcher in the principal amount of $30,000 in consideration of the issuance of 30,000 shares of the Company's Common Stock. This promissory note was repaid in full on June 8, 2000.

         On May 17, 2000, the Company issued an unsecured promissory note to Mark Robbins in the principal amount only of $15,0000 in consideration of the issuance of 15,000 shares of the Company's Common Stock. This promissory note was repaid in full on July 7, 2000.

         On June 30, 2000, the Company issued an unsecured convertible promissory note, payable within 60 days of the date of issuance, to Gerald Boutcher, in the principal amount of $100,000 at an interest rate per annum of 10%, and in further consideration of an option to purchase 50,000 shares of Common Stock at a purchase price of $2.80 per share. The promissory note was convertible into common stock of the Company at a conversion price of $.50 per share. The Company has repaid this promissory note in full as of August 1, 2000.

FACTORING AGREEMENTS

         On April 27, 2000, the Company received funds in the amount of $66,075 pursuant to an accounts receivable factoring arrangement with Pacific Business Funding, Inc. This total factoring liability of $72,344 was paid in full on July 17, 2000.

DECLARATION OF DIVIDENDS ON SERIES B, C AND D PREFERRED STOCK

         At the Board's special meeting of May 15, 2000, the Board approved the declaration of quarterly dividends, as of February 15, 2000, on a 9% annual basis upon the Company's outstanding shares of Series B, Series C and Series D Preferred Stock, in shares of Series B, Series C and Series D Preferred Stock, respectively.

REPORTS ON FORM 8-K

         None


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date: August 14, 2000                  I-STORM, INC.


                                       By: /s/ Calbert Lai
                                           -------------------------------------
                                           Calbert Lai, President