Form 10QSB
period 2000-09-30
I STORM INC
filed 2000-11-20
CIK 754499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                           OUTSTANDING AT September 30, 2000
-------------------------------------          ---------------------------------
Common Stock, par value $0.01                               6,358,536

Traditional Small Business Disclosure Format (Check One):  Yes        No   X
                                                               -----     -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 I-STORM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    ASSETS

                                                                                September 30,   December 31,
                                                                                     2000           1999
                                                                                  ---------       ---------
                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                                      $     --        $    140
   Accounts receivable, net of allowance for doubtful
    accounts of $31 and $31, respectively                                              468              87
   Factored accounts receivable                                                        109              --
   Prepaid expenses and other current assets                                           580              71
                                                                                  ---------       ---------
         Total current assets                                                        1,157             298

Property and equipment, net                                                            120             174
Investment in marketable equity securities                                           1,517              --
Other assets                                                                            35              35

Reorganization asset, net of amortization of $559 and
   $478, respectively                                                                2,625           2,879
                                                                                  ---------       ---------
                                                                                  $  5,454        $  3,386
                                                                                  =========       =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                                                 $     37        $     --
   Notes payable                                                                       228              40
   Accounts payable                                                                    669             553
   Accrued liabilities                                                               1,162             994
   Deferred Revenue                                                                    769              --
                                                                                  ---------       ---------
         Total current liabilities                                                   2,865           1,587
                                                                                  ---------       ---------

Long-term notes payable                                                                194             224

Shareholders' equity:
   Preferred stock, $0.01 par value
     Series A cumulative convertible preferred stock; liquidation preference of
       $4,002:
         Designated--600 shares; outstanding--581 and 583 shares, respectively           6               6
     Series B cumulative convertible preferred stock:
       Designated--1,225 shares; 463 and 436 shares outstanding, respectively            5               4
     Series C cumulative convertible preferred stock:
       Designated--1,700 shares; 413 and 388 shares outstanding, respectively            4               4
     Series D cumulative convertible preferred stock:
       Designated--500 shares; 294 and 0 shares outstanding, respectively                3              --
   Common stock, $0.01 par value:
     Authorized--25,000
     Outstanding--6,359 and 6,061 shares, respectively                                  64              61
   Subscribed warrants to purchase common stock                                         49              56
   Additional paid-in capital                                                       26,092          21,690
   Unrealized gain on marketable equity securities                                     217              --
   Deficit accumulated during the development stage                                (24,045)        (20,246)
                                                                                  ---------       ---------
         Total shareholders' equity                                                  2,395           1,575
                                                                                  ---------       ---------
                                                                                  $  5,454        $  3,386
                                                                                  =========       =========

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

                                                 I-STORM, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)


                                                      THREE MONTHS      THREE MONTHS
                                                          ENDED             ENDED
                                                   SEPTEMBER 30, 2000 SEPTEMBER 30, 1999
                                                     --------------     --------------
Revenues                                             $         838      $         209

Costs of Revenues                                              603                419
                                                     --------------     --------------

Gross Margin                                         $         235      $        (210)
                                                     --------------     --------------

Operating Expenses:
   Selling, general, and administrative                        876                619
   Research and development                                     --                 --
   Amortization of reorganization asset                         85                 90
   Stock compensation expense                                   --                674
                                                     --------------     --------------
         Total operating expenses                              961              1,383
                                                     --------------     --------------
         Loss from operations                                 (726)            (1,593)

Other income (expense), net                                     (9)                20
                                                     --------------     --------------

Net loss                                             $        (735)     $      (1,573)
                                                     ==============     ==============

Accretion/dividends related to convertible
   preferred stock                                   $        (282)     $     (10,502)
                                                     --------------     --------------

Net loss attributable to common stock                $      (1,017)     $     (12,075)
                                                     ==============     ==============
Net loss per share:
   Basic and diluted                                 $       (0.16)     $       (2.04)
                                                     ==============     ==============
Shares used in computing net loss per share:
   Basic and diluted                                         6,254              5,928
                                                     ==============     ==============


                               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            I-STORM, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)
                                                                                                   PERIOD FROM
                                                       NINE MONTHS            NINE MONTHS        INCEPTION (JULY
                                                          ENDED                 ENDED             17, 1998) TO
                                                    SEPTEMBER 30, 2000     SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                                      --------------         --------------       --------------
Revenues                                              $       1,156          $         546        $       2,739

Costs of Revenues                                               894                    966                2,352
                                                      --------------         --------------       --------------

Gross Margin                                                    262                   (420)       $         387
                                                      --------------         --------------       --------------

Operating Expenses:
   Selling, general, and administrative                       2,300                  2,580                8,241
   Research and development                                     724                     --                3,070
   Amortization of reorganization asset                         254                    247                  732
   Stock compensation expense                                    --                    674                  496
                                                      --------------         --------------       --------------
         Total operating expenses                             3,278                  3,501               12,539
                                                      --------------         --------------       --------------
         Loss from operations                                (3,016)                (3,921)             (12,152)

Other income (expense), net                                     (14)                   (65)                (295)
                                                      --------------         --------------       --------------

Net loss                                              $      (3,030)         $      (3,986)       $     (12,447)
                                                      ==============         ==============       ==============

Accretion/dividends related to convertible
   preferred stock                                    $        (768)         $     (10,614)       $     (11,597)
                                                      --------------         --------------       --------------

Net loss attributable to common stock                 $      (3,798)         $     (14,600)       $     (24,044)
                                                      ==============         ==============       ==============
Net loss per share:
   Basic and diluted                                  $       (0.61)         $       (2.46)       $       (4.14)
                                                      ==============         ==============       ==============
Shares used in computing net loss per share:
   Basic and diluted                                          6,176                  5,934                5,810
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

                                                      I-STORM, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                   NINE MONTHS       PERIOD FROM INCEPTION      NINE MONTHS
                                                                      ENDED           (JULY 17, 1998) TO            ENDED
                                                                SEPTEMBER 30, 2000    SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                ----------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                      $      (3,030)       $        (12,447)        $    (3,986)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Loss on disposal of fixed assets                                      --                     --                  33
       Depreciation and amortization                                        317                    931                 305
       Cashless exercise of common stock                                     --                      9                  --
       Stock compensation expense                                            77                    929                 674
       Provision for bad debts                                               --                    284                  25
       Changes in assets and liabilities:
         Accounts receivable                                             (1,681)                (1,577)               (165)
         Factored accounts receivable                                      (109)                    11                 105
         Prepaid expenses and other assets                                 (509)                  (428)                 77
         Reorganization asset                                                --                   (150)                 --
         Bank overdraft                                                      37                     37                  --
         Accounts payable                                                   116                   (243)               (768)
         Deferred revenue                                                   769                  1,264                  --
         Accrued liabilities                                                168                    641                (353)
                                                                 ----------------------------------------------------------
           Net cash used in operating activities                         (3,845)               (10,739)             (4,053)
                                                                 ----------------------------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                                                  (8)                  (200)               (514)
                                                                 ----------------------------------------------------------
           Net cash used in investing activities                             (8)                  (200)               (514)
                                                                 ----------------------------------------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                              215                    874                 105
   Repayment of notes payable                                              (145)                (1,443)             (1,436)
   Factoring liability, net                                                  87                   (613)             (1,144)
   Proceeds from issuance of redeemable common stock                         --                     --               8,224
   Proceeds from issuance of preferred stock, net                         3,501                 11,748                  --
   Payment on notes receivable from shareholders                             --                     --                 (24)
   Proceeds from the exercise of options                                     10                     22                  --
   Proceeds from the exercise of warrants                                    45                     56                  --
                                                                 ----------------------------------------------------------
           Net cash provided by financing activities                      3,713                 10,644               5,725
                                                                 ----------------------------------------------------------

Net decrease in cash and cash equivalents                                  (140)                  (295)              1,158

Cash and cash equivalents at beginning of period                            140                    295                   5
                                                                 ----------------------------------------------------------
Cash and cash equivalents at end of period                       $           --         $           --       $       1,163
                                                                 ==========================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
     Unrealized gains on marketable equity securities            $          217         $          217       $          --
     Exchange of accounts receivable for marketable
        equity securities                                        $        1,300         $        1,300       $          --
     Valuation of common stock related to debt financing         $           --         $           41       $          10
     Valuation of warrants issued in conjunction with debt
       financing                                                 $           --         $           73       $          --
     Notes payable issued to secured creditors for pre-
       petition claims and taxes                                 $           --         $          275       $          --
     Valuation of redeemable common stock                        $           --         $          600       $         600
     Valuation of preferred stock dividends                      $          768         $       11,597       $      10,614
                                                                 ----------------------------------------------------------

                                     The accompanying notes are an integral part of
                                        these consolidated financial statements.

                                  I-STORM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

         In the opinion of management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows and shareholders' equity of the Company for interim periods. Certain amounts in the prior interim consolidated financial statements have been reclassified to conform to the current period presentation.

2.       DESCRIPTION OF THE COMPANY:

COMPANY FORMATION AND FINANCIAL REORGANIZATION

         I-Storm is an e-commerce business integrator, consultant, solution seller and technology re-seller to middle market companies in select markets who have the opportunity to leverage their brand and distribution capabilities over the Internet. The Company is headquartered in Mountain View, California and currently leases an 11,500 square foot office facility. The Company's lease will expire in February 2000, and the Company is currently seeking a new leased office facility.

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

                                  I-STORM, INC.

                                  (UNAUDITED)


SIGNIFICANT RISKS AND UNCERTAINTIES

         The Chapter 11 proceedings significantly affected I-Storm's capital structure, liquidity and capital resources. During 1998 and 1999, the Company's operations generated substantial losses, and the Company has been operating at a substantial loss in the first nine months of year 2000. I-Storm expects that in the near term, it will continue to sustain losses from operations (before giving effect to the non-cash charges that it will incur with respect to the amortization of a $2.8 million bankruptcy Reorganization Asset through the year 2008.

         The Company is in the development stage, has yet to generate any significant revenues and has no assurance of future revenues. The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including, but not limited to: dependence on key individuals, successful development, marketing and sales of products and services, and competition from larger companies with greater financial, technical, management, marketing, and sales resources; a limited operating history as a reorganized entity; significant concentration of revenue from a few customers; highly competitive markets with limited barriers to entry; and implementation of its E-Commence partnership concept.

         In order to achieve successful operations, the Company will require additional capital to sustain and expand its business. I-Storm is currently seeking additional equity financing. There can be no assurance that I-Storm will be able to obtain financing or that the terms of the financing will be favorable to I-Storm. These factors raise substantial doubt about the ability of I-Storm to continue as a going concern and about the ability of I-Storm to realize its Reorganization Asset. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  I-STORM, INC.

                                  (UNAUDITED)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

AMORTIZATION OF REORGANIZATION ASSET

         At July 17, 1998, the reorganization value of I-Storm in excess of its net assets was determined to be $3,131,000. This intangible asset was classified as a reorganization asset ("Reorganization Asset") in the accompanying condensed consolidated balance sheets of I-Storm and will be amortized on a straight-line basis over ten years. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," the Reorganization Asset was determined by discounting future cash flows for I-Storm at rates reflecting the business and financial risks involved and it approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. The carrying value of the Reorganization Asset will be reviewed periodically for impairment, and if the facts and circumstances suggest that it may not be recoverable, as determined based on the undiscounted cash flows of I-Storm over the remaining amortization period, the carrying value of the Reorganization Asset will be adjusted in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of December 31, 1999, the reorganization value, after accounting for amortization, was $2,879,000, and as of September 30, 2000 was $2,625,000.

                                  I-STORM, INC.

                                  (UNAUDITED)


COMPREHENSIVE LOSS

    Comprehensive income (loss) unrealized gains and losses that have been previously excluded from net loss and reflected instead in shareholders' equity. A summary of comprehensive loss follows:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                        --------------------------   --------------------------
                                        SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30,
                                            2000           1999          2000           1999
                                        -------------   ----------   -------------   ----------
                                                            (IN THOUSANDS)

Net loss..............................     $  (735)      $ (1,573)     $ (3,030)       $(3,986)
Unrealized gain on investments........         217             --           217             --
                                           --------      ---------     ---------       --------
    Comprehensive loss................     $   518       $ (1,573)     $ (2,813)       $(3,986)
                                           ========      =========     =========       ========

REVENUE RECOGNITION

         The Company recognizes service revenues at the time services are performed. Maintenance revenue is recognized ratably over the maintenance period. On fixed price contracts, revenues are recorded using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Contract costs include both direct and indirect costs. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

                                  I-STORM, INC.

                                  (UNAUDITED)


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to apply the guidance in SAB No. 101 to the financial statements no later than the fourth quarter of fiscal 2000. The Company currently is reviewing the impact of SAB No. 101 on the revenue recognition policy and the related impact on the consolidated financial statements. At this time, the Company does not believe SAB No. 101 will have a material impact on the financial position or results of operations.

        In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 is effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The adoption of FIN 44 had no material impact on our financial position or the results of our operations.

4.       EQUITY FUNDING

         In August of 2000, I-Storm raised net proceeds from iVisionary Venture, LLC of $500,000 in connection with the issuance of 40,816 shares of Series D Cumulative Convertible Preferred Stock ("Series D") offered in a Regulation D private placement at par value of $0.01 per share for an offering price of $12.25 per share. The Series D shares shall receive a quarterly cumulative dividend at 9% per annum, payable in cash or Series D preferred stock at the option of the Board of Directors and shall be convertible into common stock at a conversion price of not greater than $3.50 per share and not less than $2.80 per share.

                                  I-STORM, INC.

                                  (UNAUDITED)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

          The Company's net loss for the nine months ended September 30, 2000 was approximately $3,030,000, compared to a loss of $3,986,000 for the nine months ended September 30, 1999, a decrease of $956,000 or 24%. The Company's net loss for the three months ended September 30, 2000 was $735,000 as compared to a net loss of $1,573,000 for the three months ended September 30, 1999. The decrease in net loss of approximately $838,000 was caused primarily by increased revenues in the third quarter of fiscal 2000 and the issuance of common stock to consultants in lieu of cash for $674,000 that occurred during the quarter ended September 30, 1999.

         Revenue for the nine months ended September 30, 2000 and 1999 were $1,156,000 and $546,000, respectively, an increase of $610,000 or 112%. This increase was due to several factors including the development of Nbobs.com e-commerce platform and business planning services for LESCO, JC Whitney, Norstan and Computer Associates. Gross margin for the nine months ended September 30, 2000 and 1999 were approximately $262,000 and ($420,000), respectively.

         Revenue for the three months ended September 30, 2000 and 1999 were $838,000 and $209,000, respectively, an increase of $629,000 or 301%. Gross profit for the three months ended September 30, 2000 and September 30, 1999 were approximately $235,000 and $(210,000) respectively. The increase in gross margin was primarily a result of the Company shifting from advertising revenues to e-commerce web development.

         Operating expenses for the nine months ended September 30, 2000 and 1999 were $3,278,000 and $3,501,000, respectively. The decrease in operating expenses of approximately $223,000 was due to the stock compensation expense for common stock issued to consultants in lieu of cash recognized in last year's operating expenses.

         Operating expenses for the three months ended September 30, 2000 and 1999 were $961,000 and $1,383,000, respectively. The decrease in operating expenses of approximately $422,000 from quarter to quarter was due to the stock compensation expense for common stock issued to consultants in lieu of cash recognized in last year's operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had no cash or cash equivalents and current assets of $1,157,000 as compared with $298,000 at December 31, 1999. The increase in current assets was due to a prepaid software license from PurchasePro.com, Inc. for $500,000 and receivables from our e-commerce development and business planning services.

         As of September 30, 2000, the Company owed $194,000 in long term notes payable, $228,000 in current notes payable and a bank overdraft of $37,000. Included in current notes payable were a promissory notes for $100,000 and a factoring liability of $87,000 with a lender secured by the Company's accounts receivable and other assets as of September 30, 2000. The Company is in compliance with all covenants of the factoring agreement as of September 30, 2000.

ADDITIONAL FINANCING AND COMPANY PLANS

         The company has plans to raise additional capital through corporate partners, as well as venture capital investors. We are supplementing our business model which was an equity sharing model with cash generating model that involves cash and revenue sharing for our services

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2000


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The information and events reported in the Company's 1999 Form 10-KSB filed on April 14, 2000, and the 8-K Reports filed September 22, 2000 and July 31, 2000 are hereby incorporated by reference and should be read in conjunction with this Form 10-QSB.

SALES OF UNREGISTERED STOCK

PRIVATE PLACEMENT OFFERING OF THE SERIES D PREFERRED STOCK

         In July 2000, I-Storm, Inc. closed a stock purchase agreement with Purchase Pro.com, Inc. ("Purchase Pro") (Nasdaq: PPRO), a leading provider of Internet business-to-business electronic commerce services. Under the terms of the stock purchase agreement, Purchase Pro made an equity investment of $1,000,000, which was prepaid in June 2000, by purchasing 81,633 shares of I-Storm's Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") at a price of $12.25 per share.

         I-Visionary Ventures, LLC ("I-Visionary") entered into a Series D Stock Purchase Agreement with I-Storm. I-Visionary initially purchased 40,816 newly issued shares of I-Storm Series D Preferred Stock at a price of $12.25 per share, for an aggregate cash investment of $500,000. I-Visionary, an accredited investor, made the purchase pursuant to the provisions of Regulation D of the Securities Act of 1933. The Series D Preferred Stock is subject to certain demands and piggy-back registration rights as set forth in the I-Storm Series D Preferred Stock Registration Rights Agreement.

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

PRIVATE PLACEMENT NOTE OFFERING

         On September 18, 2000, the Company issued an unsecured promissory note to Daniel Boutcher in the principal amount of $100,000 repayable within 60 days at 10% interest.

                                  I-STORM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2000


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Board of Directors approved on September 13, 2000 the circulation of separate shareholder consent requests to each of the classes of Series A, B and C Preferred Stock to obtain each classes' consent to the conversion of its class from Preferred Stock to Common Stock under the terms set forth in each classes' respective Certificate of Designation. Such consent requires a majority consent by the Series A Preferred Stock class to convert the Series A Preferred Stock into Common Stock; a 66 2/3% consent by the Series B Preferred Stock class to convert the Series B Preferred Stock into Common Stock, and a 66 2/3% consent by the Series C Preferred Stock to convert the Series C Preferred Stock into Common Stock. The Board of Directors approved an additional year's dividends commencing as of November 15, 2000 to any of the classes that choose to convert. As of October 25, 2000, the Company had completed a mailing of applicable consent requests to the holders of the Company's A, B and C Preferred Stock.

         The conversion of one class of preferred stock is not dependent upon obtaining the consent of any other class. Currently the Series A Preferred Stock Class has dividend, liquidation and redemption rights superior to the rights of the Series B and C Preferred Stock and the Common Stock Classes. The Series B Preferred Stock has dividend, liquidation and redemption rights superior to the rights of the Series C Preferred Stock. The Series C Preferred Stock has dividend, liquidation and redemption rights on a pari passu basis with the Series D Preferred Stock and on a superior basis to the Common Stock. The Series D Preferred Stock, currently held by three strategic alliance partners of the Company, Computer Associates International, Inc., PurchasePro.com, Inc. and I-Visionary Ventures, LLC, are not being asked by the Company to convert at this time. Each of the purchases of the Series D Preferred Stock have been made in 2000 at a purchase price of $12.25 per share with conversion ratios identical to those of the Series B and Series C Preferred Stock. The Company intends to raise additional funds through further offerings of Series D Preferred Stock.

ITEM 5.  OTHER INFORMATION

BRIDGE LOANS

         On September 18, 2000, the Company issued an unsecured promissory note to Daniel Boutcher in the principal amount of $100,000 repayable within 60 days at 10% interest. The Company had repaid a previous promissory note of $100,000 to Daniel Boutcher during the third quarter of 2000.

CHANGE IN AUTHORIZED PREFERRED STOCK

         On September 13, 2000, the Board of Directors of I-Storm approved a decrease in the number of authorized shares of Series B Preferred Stock from 1,225,000 to 500,000 shares, a decrease in the number of shares of Series C Preferred Stock from 1,700,000 to 500,000 shares, and an increase in the number of Series D Preferred Stock from 500,000 to 1,400,000 shares. The action was taken pursuant to authority granted to the Board in the Company's Articles of Incorporation. The Company expects to accomplish these actions in the fourth quarter of 2000.

STOCK AUTHORIZED FOR TO CONSULTANT AND ACTING CFO

         Pursuant to the consulting agreement of acting Chief Financial Officer, Michael Rudolph, the Board of Directors authorized the issuance to Mr. Rudolph of 80,588 shares of common stock of the Company for services rendered from March 2000 through August 2000.

FACTORING AGREEMENTS

         During the third quarter of 2000, the Company received funds in the amount of $87,413 pursuant to an accounts receivable factoring arrangement with Pacific Business Funding, Inc. This total factoring liability remained outstanding as of September 30, 2000.

DECLARATION OF DIVIDENDS ON SERIES A, B, C AND D PREFERRED STOCK

         At the Board's special meeting on September 13, 2000, the Board approved the declaration of quarterly dividends, as of August 15, 2000, on a 9% annual basis upon the Company's outstanding shares of Series B, Series C and Series D Preferred Stock, in shares of Series B, Series C and Series D Preferred Stock, respectively. The Board also declared a 5% annual dividend upon the Company's Series A Preferred Stock for the year 2000, payable in Common Stock of the Company. The Common Stock will be issued during the fourth quarter of fiscal 2000.

REPORTS ON FORM 8-K

         None



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Date:  November 20, 2000

                                       I-STORM, INC.


                                       By: /s/ Calbert Lai
                                           -------------------------------------
                                           Calbert Lai, President